Form 10QSB
period 2004-06-30
UPSON BANKSHARES INC
filed 2004-09-20
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________

Commission File Number: 333-112845

________________

Upson Bankshares, Inc.

(Exact name of small business issuer as specified in its charter)

________________

Georgia (State or other jurisdiction of incorporation or organization)	58-2256460 (IRS Employer Identification No.)

108 South Church Street
Thomaston, Georgia 30286-4104
(Address of principal executive offices)

(706) 647-5426
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

_____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 20, 2004: 2,180,585; $1 par value.

Transitional Small Business Disclosure Format Yes ☐ No ☒

UPSON BANKSHARES, INC.
AND SUBSIDIARY

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UPSON BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

In Thousands
Assets
Cash and due from banks	$7,873
Interest-bearing deposits in banks	4,948
Federal funds sold	—
Securities available-for-sale	2,135
Securities held-to-maturity (fair value $86,843)	88,454
Restricted equity securities, at cost	980
Loans held for sale	158
Loans	131,445
Less allowance for loan losses	1,876

Loans, net	129,569
Premises and equipment	4,506
Intangible assets, net of amortization	3,298
Other assets	5,547

Total assets	$247,468

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$30,419
Interest-bearing	186,224

Total deposits	216,643
Federal funds purchased	695
Federal Home Loan Bank advances	440
Other liabilities	1,984

Total liabilities	219,762

Commitments and contingencies
Redeemable common stock held by ESOP	384

Stockholders’ equity
Common stock, par value $1; 10,000,000 shares authorized; 2,187,753 issued	2,188
Additional paid in capital	19,167
Retained earnings	6,293
Accumulated other comprehensive loss	(251)

27,397
Less cost of 7,168 shares of treasury stock	(75)

Total stockholders’ equity	27,322

Total liabilities and stockholders’ equity	$247,468

UPSON BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	In Thousands
	2004	2003
Interest income
Loans, including fees	$2,321	$2,339
Securities	972	1,032
Federal funds sold	10	34
Deposits in banks	27	28

Total interest income	3,330	3,433

Interest expense
Deposits	825	1,032
Other borrowings	10	34

Total interest expense	835	1,066

Net interest income	2,495	2,367
Provision for loan losses	81	81

Net interest income after provision for loan losses	2,414	2,286

Other income
Service charges on deposit accounts	509	454
Other service charges and fees	113	29
Mortgage loan origination fees	29	76
Net gain on sale of loans	31	135
Other operating income	85	122

Total other income	767	816

Other expenses
Salaries and employee benefits	1,046	984
Equipment and occupancy expenses	216	303
Amortization of intangible	137	134
Other operating expenses	541	441

Total other expenses	1,940	1,862

Income before income taxes	1,241	1,240
Income tax expense	366	344

Net income	$875	$896

Earnings per share	$0.40	$0.41

Dividends per share	$0.115	$0.115

Weighted average shares outstanding	2,180,585	2,186,218

UPSON BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	In Thousands
	2004	2003
Interest income
Loans, including fees	$4,620	$4,686
Securities	2,070	2,112
Federal funds sold	18	68
Deposits in banks	57	54

Total interest income	6,765	6,920

Interest expense
Deposits	1,689	2,111
Other borrowings	18	59

Total interest expense	1,707	2,170

Net interest income	5,058	4,750
Provision for loan losses	162	162

Net interest income after provision for loan losses	4,896	4,588

Other income
Service charges on deposit accounts	950	829
Other service charges and fees	142	128
Mortgage loan origination fees	56	133
Net gain on sale of loans	85	207
Other operating income	271	235

Total other income	1,504	1,532

Other expenses
Salaries and employee benefits	2,105	1,934
Equipment and occupancy expenses	479	472
Amortization of intangible	275	271
Other operating expenses	997	981

Total other expenses	3,856	3,658

Income before income taxes	2,544	2,462
Income tax expense	747	696

Net income	$1,797	$1,766

Earnings per share	$0.82	$0.81

Dividends per share	$0.23	$0.23

Weighted average shares outstanding	2,180,585	2,186,505

UPSON BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	In Thousands
	2004	2003
Net income	$875	$896
Other comprehensive losses:
Unrealized holding gains (losses) on securities available-for-sale, arising during period, net of tax	(43)	15

Comprehensive income	$832	$911

UPSON BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	In Thousands
	2004	2003
Net income	$1,797	$1,766
Other comprehensive losses:
Unrealized holding gains (losses) on securities available-for-sale, arising during period, net of tax	(27)	16

Comprehensive income	$1,770	$1,782

UPSON BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	In Thousands
	2004	2003
OPERATING ACTIVITIES
Net income	$1,797	$1,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213	215
Amortization of intangibles	276	172
Provision for loan losses	162	162
Decrease in interest receivable	59	37
(Decrease) in interest payable	(170)	(296)
Net (increase) decrease in loans held for sale	320	(1,400)
Net other operating activities	417	144

Net cash provided by operating activities	3,074	800

INVESTING ACTIVITIES
Purchases of securities held-to-maturity	(4,095)	(55,526)
Proceeds from maturities of securities held-to-maturity	13,182	45,519
Purchases of restricted equity securities	(90)	(332)
Net (increase) in interest-bearing deposits in banks	(86)	(1,551)
Net decrease in federal funds sold	7,900	7,620
Net (increase) decrease in loans	(8,360)	568
Purchase of premises and equipment	(233)	(515)

Net cash provided by (used in) investing activities	8,218	(4,217)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,827)	4,592
Net increase in federal funds purchased	695	—
Net (decrease) in other borrowings	(55)	(1,124)
Proceeds from the sale of treasury shares	—	36
Purchase of treasury shares	—	(118)
Dividends paid	(494)	(483)

Net cash (used in) provided by financing activities	(10,681)	2,903

Net increase (decrease) in cash and due from banks	611	(514)
Cash and due from banks at beginning of period	7,262	10,349

Cash and due from banks at end of period	$7,873	$9,835

UPSON BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 and 2003
(UNAUDITED)

	In Thousands
	2004	2003
SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$1,876	$2,465
Taxes	$369	$553
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$105	$73

UPSON BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Upson Bankshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Bank of Upson (the “Bank”). The Bank is a commercial bank located in Thomaston, Upson County, Georgia with five branches located in Thomaston, Manchester, Warm Springs and Luthersville, Georgia. The Bank provides a full range of banking services in its primary market area of Upson, Meriwether and the surrounding counties.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Amendment No. 3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112845).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bank of Upson. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 — EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of share outstanding during the period, which totaled 2,180,585 for both the three and six months ended June 30, 2004, and 2,186,218 shares for the three months ended June 30, 2003 and 2,186,505 shares for the six months ended June 30, 2003.

NOTE 3 — LOANS RECEIVABLE

Major classifications of loans and leases are as follows in thousands (000):

	JUNE 30, 2004	DECEMBER 31, 2003
Commercial Loans	$10,973	$9,757
Real Estate — construction	9,338	9,021
Real Estate — mortgage	74,303	68,154
Consumer	28,218	32,352
Other	8,726	4,009

Total Loans	131,558	123,293
Less: Unearned income	113	106
Less: Allowance for loans and lease losses	1,876	1,825

Loans receivable, net	$129,569	$121,362

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 5 — MERGER AGREEMENT WITH FIRST POLK BANKSHARES, INC.

On November 24, 2003, the Company and First Polk Bankshares, Inc., a bank holding company based in Cedartown, Georgia, entered into an Agreement and Plan of Merger whereby First Polk Bankshares, Inc. will merge with and into the Company. First Polk’s shareholders will receive one share of Company common stock for each share of First Polk common stock they own, resulting in an expected issuance of approximately 1.5 million shares of Company common stock on a fully diluted basis. The merger is subject to various terms and conditions, including shareholder and regulatory approvals and is expected to close by the end of the third quarter of 2004. The merger will be accounted for as a purchase.

UPSON BANKSHARES, INC. AND SUBSIDIARY

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Upson Bankshares, Inc. and its bank subsidiary, Bank of Upson, during the period included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including the following:

•	the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	deposit levels, loan demand, and loan collateral values;

•	changes in monetary and tax policies;

•	changes in technology;

•	our ability to retain key personnel;

•	changes in the securities markets; and

•	Other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We caution that such factors are not exclusive. We do not undertake to update any forward-looking statements.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements for the year ended December 31, 2003 included in Amendment No. 3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112845). Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and assumptions used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Recent Developments

On November 24, 2003, we entered into a merger agreement with First Polk Bankshares, Inc. (“First Polk”), whereby First Polk will merge with and into Upson Bankshares. The merger will combine our business with that of First Polk’s under a single holding company named SouthCrest Financial Group, Inc. As a result of the merger, we will own First Polk’s national bank subsidiary, The First National Bank of Polk County. After the merger, our combined company will provide a full line of commercial and consumer services and products and will operate eight full-service bank offices located in Polk, Upson and Meriwether Counties. Completion of the merger is subject to satisfaction of a number of conditions, including approval of our shareholders and the shareholders of First Polk. The merger has been approved by applicable bank regulatory authorities, including the Federal Reserve.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. Our liquidity also is monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2004, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum
			Regulatory
	Consolidated	Bank	Requirement
Leverage capital ratios	9.77%	9.49%	4.00%
Risk-based capital ratios:
Tier 1 capital	15.47	15.04	4.00
Total risk-based capital	16.62	16.19	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.

As discussed under “-Recent Developments,” we have entered into a merger agreement with First Polk whereby First Polk will merge with Upson to form SouthCrest Financial Group, Inc. Based on preliminary discussions with the Federal Reserve and management’s expectations regarding growth of the combined company following the merger, management believes that the combined entity will have adequate capital resources to remain classified as “well capitalized” by the regulatory agencies. Upson expects that the merger with First Polk will result in an increase in deposit liabilities and a corresponding increase in loan demand.

Other than the pending merger and as described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of June 30, 2004 is as follows (dollars in thousands):

Commitments to extend credit	$16,191
Letters of credit	137

$16,328

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2004, we had federal funds lines of credit totaling $12.8 million in place with three banks, and a $33.7 million line of credit with the Federal Home Loan Bank of Atlanta.

Financial Condition

Our total assets declined from $256.2 million at December 31, 2003 to $247.5 million at June 30, 2004, a reduction of $8.7 million, or 3.41%. During the period, loans increased $8.3 million, or 6.70% while total deposits declined by $10.8 million, or 4.76%. The increase in loans was due to a focus on loan growth with the opening of a new branch in Thomaston and the acquisition of the branch in Luthersville in 2002. The reductions in deposits was the result of Upson allowing higher rate deposit accounts to be closed because management believe that the Bank had a sufficiently strong liquidity position such that the higher-rate deposits were not needed to support loan growth. This reduction in higher-rate deposits led to the overall interest rate on deposits decreasing from 2.26% for the six months ended June 30, 2003 to 1.78% for the six months ended June 30, 2004. This change had a positive impact on the net yield on earning assets, which increased from 4.13% for the six months ended June 30,2003 to 4.35% for the six months ended June 30, 2004. The increase in loans and the decrease in deposits were funded by decreases of $7.9 million in federal funds sold and $9.3 million in scheduled cash flows received on investment securities held to maturity net of purchases. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity increased by $1.3 million during the six months ended June 30, 2004, due primarily to net income of $1,797,000 for the period. Total equity was negatively affected by a decline in unrealized losses on securities available for sale in the amount of $27,000 for the six months ended June 30, 2004.

Loan Portfolio. The following table presents various categories of loans contained in Bank of Upson’s loan portfolio for the period ended June 30, 2004.

June 30, 2004
Types of Loans	In thousands (000)
Commercial loans	$10,973
Real estate — construction	9,338
Real estate — mortgage	74,303
Consumer	28,218
Other loans	8,726

Subtotal	131,558
Less: Unearned income	113
Less: Allowance for possible loan losses	1,876

Total (net of allowance)	$129,569

     Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in Bank of Upson’s loan portfolio as of June 30, 2004:

June 30, 2004
In thousands (000)
Nonaccrual loans	$—
Loans past due 90 days or more and still accruing	$163
Loans restructured under troubled debt	$—

There were no impaired loans at June 30, 2004.

     Summary of Loan Loss Experience. An analysis of Bank of Upson’s loan loss experience is included in the following table for the period ended June 30, 2004, as well as a breakdown of the allowance for loan losses.

June 30, 2004
In thousands (000)
Balance at beginning of period	$1,825
Charge-offs:
Commercial loans	—
Real estate – construction	—
Real estate – mortgage	(23)
Consumer	(158)
Other	(77)

Total	(258)

Recoveries:

June 30, 2004
In thousands (000)
Commercial loans	—
Real estate – construction	—
Real estate – mortgage	31
Consumer	76
Other	40

Total	147

Net charge-offs	(111)
Additions charged to operations	162
Decrease in reserve due to disposal of finance company	—

Balance at end of period	$1,876

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%

     Allowance for Loan Losses. The allowance for loan losses as of June 30, 2004 was $1,876,000 compared to $1,825,000 as of December 31, 2003. The allowance for loan losses, as a percentage of total gross loans, for June 30, 2004 was 1.43%, as compared to 1.48% as of December 31, 2003. The provision for loan losses during the six months ended June 30, 2004, of $162,000 was the result of management’s assessment of risks inherent in the loan portfolio. Information provided from internal loan review procedures provided by management and from the Bank’s primary regulatory agency, and other information known to the Bank’s Board of Directors, are utilized by the Board of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Bank’s Board of Directors attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three Months and Six Months Ended June 30, 2004 and 2003

     Net income for the three-month period ended June 30, 2004 amounted to $875,000 or $0.40 basic earnings per share, compared to net income of $896,000, or $0.41 basic earnings per share, for the same three-month period in 2003, a decline of 2.34%. For the six months ended June 30, 2004, net income was $1,797,000 or $0.82 basic earnings per share, compared to net income of $1,766,000 or $0.81 basic earnings per common share, an increase of 1.76%. The following is a brief discussion of the more significant components of net income during this period.

     Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended June 30, 2004 increased $128,000 or 5.41% over the same period in 2003. This increase was the result of two factors. First, the Company was able to grow its loan portfolio by $14.9 million, shifting funds from the lower yielding federal funds sold and investment portfolio. Second, the Company has been able to reduce its cost of funds by 47 basis points. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities and related effective yields and cost of funds for the three month periods ended June 30.

	Three Months Ended June 30, 2004
	(In thousands)
		Interest	Annualized
		Income/	Yield/
	Average Balance	Cost	Cost
Interest-bearing deposits in banks	$4,842	$27	2.23%
Federal funds sold	5,137	10	0.78%
Securities	90,551	972	4.29%
Loans	132,210	2,321	7.02%

Total earning assets	$232,740	$3,330	5.72%

Interest-bearing deposits	$189,179	$825	1.74%
Other borrowings	448	10	8.93%

Total interest bearing liabilities	$189,627	$835	1.76%

Net interest income		$2,495

Net interest spread			3.96%

Net yield on earning assets			4.29%

	Three Months Ended June 30, 2003
	(In thousands)
		Interest	Annualized
		Income/	Yield/
	Average Balance	Cost	Cost
Interest-bearing deposits in banks	$4,849	$28	2.31%
Federal funds sold	11,320	34	1.20%
Securities	99,716	1,032	4.14%
Loans	117,279	2,339	7.98%

Total earning assets	$233,164	$3,433	5.89%

Deposits	$189,536	$1,032	2.18%
Other borrowings	1,341	34	10.14%

Total interest bearing liabilities	$190,877	$1,066	2.23%

Net interest income		$2,367

Net interest spread			3.66%

Net yield on earning assets			4.06%

     For the six months ended June 30, 2004, net interest income increased $308,000 or 6.48%. This increase was the result of the Company’s ability to grow its loan portfolio by $12.4 million, thereby shifting funds from the lower yielding federal funds sold and investment portfolio; and the Company has been able to reduce its cost of funds by 51 basis points. The following presents the main components of interest earning assets and interest bearing liabilities and related effective yields and cost of funds for the six month periods ended June 30.

	Six Months Ended June 30, 2004
	(In thousands)
		Interest	Annualized
		Income/	Yield/
	Average Balance	Cost	Cost
Interest-bearing deposits in banks	$4,880	$57	2.34%
Federal funds sold	3,898	18	0.92%
Securities	93,791	2,070	4.41%
Loans	130,248	4,620	7.09%

Total earning assets	$232,817	$6,765	5.81%

Interest-bearing deposits	$190,162	$1,689	1.78%
Other borrowings	639	18	5.63%

Total interest bearing liabilities	$190,801	$1,707	1.79%

Net interest income		$5,058

Net interest spread			4.02%

Net yield on earning assets			4.35%

	Six Months Ended June 30, 2003
	(In thousands)
		Interest	Annualized
		Income/	Yield/
	Average Balance	Cost	Cost
Interest-bearing deposits in banks	$4,236	$54	2.55%
Federal funds sold	11,732	68	1.16%
Securities	95,998	2,112	4.40%
Loans	117,894	4,686	7.95%

Total earning assets	$229,860	$6,920	6.02%

Deposits	$187,076	$2,111	2.26%
Other borrowings	1,489	59	7.92%

Total interest bearing liabilities	$188,565	$2,170	2.30%

Net interest income		$4,750

Net interest spread			3.72%

Net yield on earning assets			4.13%

     Other Income. Total other income for the three-month period ended June 30, 2004 amounted to $767,000, compared to $816,000 for the same period in 2003. Upson originated and sold mortgage loans totaling $6.0 million during the second quarter of 2004 without recourse compared with $12.5 million for the second quarter of 2003. The profit from these sales was $31,000 in 2004 compared with $135,000 for the same period in 2003. Mortgage loan origination fees of $29,000 for the three months ended June 30, 2004 compared to $76,000 for the same period in 2003. With home mortgage interest rates beginning to increase mortgage loan originations are also expected to decline. Service charges on deposit accounts was $509,000 or 81.10% of total other income for the three months ended June 30, 2004, compared with $454,000 or 59.19% of total other income for the same period in 2003. Most of Upson’s deposit customers are consumers and maintain balances at levels less than that which prevents service charges.

     Total other income for the six-month period ended June 30, 2004 amounted to $1,504,000, compared to $1,532,000 for the same period in 2003. Mortgage loans originated and sold for the year to date totaled $11.4 million for 2004 compared with $21.3 million for 2003. The profit from these sales was $85,000 in 2004 compared with $207,000 for the same period in 2003. Mortgage loan origination fees of $56,000 were recognized for the six months ended June 30, 2004 compared to $133,000 for 2003. Service charges on deposit accounts were $950,000 or 72.61% of total other income for the six months ended June 30, 2004, compared with $829,000 or 62.47% for the same period in 2003.

     Other Expenses. Other expenses for the three-month period ended June 30, 2004 amounted to $1,940,000 compared to $1,862,000 for the same period in 2003, an increase of $78,000 or 4.19%. The largest component of other expenses are salaries and employee benefits, which grew $62,000, or 6.3% to $1,046,000.

     For the six-months ended June 30, other expenses amounted to $3,856,000 compared to $3,658,000 for the same period in 2003, an increase of $198,000, or 5.41%. The largest component of these expenses for the period was salaries and employee benefits, which increased $171,000 or 8.84%. Other operating expenses increases were the result of normal changes in operations relative to growth in the institution.

     Income Taxes. Upson has recorded income taxes totaling $366,000 and $344,000 for the three-month periods ending June 30, 2004 and 2003, respectively, and $747,000 and $696,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

ITEM 3. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Principal Executive and Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Rule 15d-14(a) Certification of Principal Executive and Financial Officer

32.1	Section 1350 Certification of Principal Executive and Financial Officer

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSON BANKSHARES, INC.
(Registrant)

DATE: September 20, 2004	BY:	/s/ Daniel W. Brinks

Daniel W. Brinks, President and C.E.O. (Principal Executive , Financial, and Accounting Officer)