Form 10QSB
period 2004-09-30
SOUTHCREST FINANCIAL GROUP INC
filed 2004-11-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-112845

SOUTHCREST FINANCIAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2256460
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

600 North Glynn St.
Suite B
Fayetteville, Georgia 30214
(Address of principal executive offices)

(706) 647-5426
(Issuer’s telephone number)

Upson Bankshares, Inc.
108 South Church Street
Thomaston, Georgia 30286-4104
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☐  No  ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2004: 3,664,614; $1 par value.

Transitional Small Business Disclosure Format  Yes  ☐  No  ☑

SOUTHCREST FINANCIAL GROUP, INC.
AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2004 (Unaudited)

In Thousands
Assets
Cash and due from banks	$12,058
Interest-bearing deposits in banks	4,946
Federal funds sold	2,166
Securities available-for-sale	39,974
Securities held-to-maturity (fair value $91,506)	90,928
Restricted equity securities, at cost	1,012
Loans held for sale	—
Loans	232,325
Less allowance for loan losses	3,204

Loans, net	229,121
Premises and equipment	8,908
Intangible assets, net of amortization	9,197
Other assets	9,015

Total assets	$407,325

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$54,735
Interest-bearing	295,078

Total deposits	349,813
Federal funds purchased	385
Federal Home Loan Bank advances	400
Other liabilities	4,653

Total liabilities	355,251

Commitments and contingencies
Redeemable common stock held by ESOP	384

Stockholders’ equity
Common stock, par value $1; 10,000,000 shares authorized; 3,671,782 issued	3,672
Additional paid in capital	42,111
Retained earnings	6,247
Accumulated other comprehensive loss	(265)

51,765
Less cost of 7,168 shares of treasury stock	(75)

Total stockholders’ equity	51,690

Total liabilities and stockholders’ equity	$407,325

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Dollars in thousands except per share amounts
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,337	$2,344	$6,957	$7,030
Securities	1,042	913	3,112	3,025
Federal funds sold	17	10	35	78
Deposits in banks	31	35	88	89

Total interest income	3,427	3,302	10,192	10,222

Interest expense
Deposits	856	964	2,545	3,075
Other borrowings	4	30	22	89

Total interest expense	860	994	2,567	3,164

Net interest income	2,567	2,308	7,625	7,058
Provision for loan losses	128	81	290	243

Net interest income after provision for loan losses	2,439	2,227	7,335	6,815

Other income
Service charges on deposit accounts	523	455	1,473	1,284
Other service charges and fees	70	65	212	193
Mortgage loan origination fees	17	62	73	195
Net gain on sale of loans	29	89	114	296
Other operating income	152	121	423	356

Total other income	791	792	2,295	2,324

Other expenses
Salaries and employee benefits	1,028	971	3,133	2,905
Equipment and occupancy expenses	255	241	734	713
Amortization of intangible	138	122	413	393
Other operating expenses	497	510	1,494	1,491

Total other expenses	1,918	1,844	5,774	5,502

Income before income taxes	1,312	1,175	3,856	3,637
Income tax expense	424	372	1,171	1,068

Net income	$888	$803	$2,685	$2,569

Earnings per share	$0.40	$0.37	$1.23	$1.18

Dividends per share	$0.115	$0.115	$0.345	$0.345

Weighted average shares outstanding	2,196,716	2,176,221	2,186,001	2,183,039

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Dollars in thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	Dollars in thousands
Net income	$888	$803	$2,685	$2,569
Other comprehensive losses:
Unrealized holding losses on securities available-for-sale, arising during period, net of tax	(14)	(98)	(41)	(165)

Comprehensive income	$874	$705	$2,644	$2,404

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, (Unaudited)

	In Thousands
	2004	2003
OPERATING ACTIVITIES
Net income	$2,685	$2,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	319	323
Amortization of intangibles	413	303
Provision for loan losses	290	243
(Increase) Decrease in interest receivable	55	(99)
(Decrease) in interest payable	(198)	(382)
Net (increase) decrease in loans held for sale	477	(246)
Net other operating activities	(317)	398

Net cash provided by operating activities	3,724	3,109

INVESTING ACTIVITIES
Purchases of securities held-to-maturity	(10,124)	(75,970)
Proceeds from maturities of securities held-to-maturity	16,672	62,326
Purchases of restricted equity securities	(90)	(332)
Net increase in interest-bearing deposits in banks	(84)	(1,254)
Net cash acquired in business combination	3,899	—
Net decrease in federal funds sold	7,900	11,570
Net (increase) decrease in loans	(9,927)	(5,600)
Proceeds from sale of other real estate	120	—
Purchase of premises and equipment	(762)	(571)

Net cash provided by (used in) investing activities	7,604	(9,831)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,077)	5,206
Net increase in federal funds purchased	400	—
Net (decrease) in other borrowings	(110)	(1,179)
Proceeds from the sale of treasury shares	—	88
Purchase of treasury shares	—	(134)
Dividends paid	(745)	(723)

Net cash (used in) provided by financing activities	(6,532)	3,258

Net increase (decrease) in cash and due from banks	4,796	(3,464)
Cash and due from banks at beginning of period	7,262	10,349

Cash and due from banks at end of period	$12,058	$6,885

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30,
(Unaudited)

	In Thousands
	2004	2003
SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,765	$3,546
Taxes	$1,446	$1,001
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$106	$171
ACQUISITION OF SUBSIDIARY
Common stock issued	$23,744	$—
Assets acquired (liabilities assumed)
Cash and due from banks	$3,899	$—
Federal funds sold	2,166	—
Securities available-for-sale	37,861	—
Restricted equity securities	32	—
Loans, net	98,015	—
Premises and equipment	3,980	—
Intangible assets	6,037	—
Other assets	3,485	—
Deposits	(128,422)	—
Other liabilities	(3,309)	—

	$23,744	$—

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest,” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”) and The First National Bank of Polk County (“Polk”). Both banks are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with five branches located in Thomaston, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Meriwether and the surrounding counties. Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. Polk primarily serves its primary market area of Polk County.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Amendment No. 3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-112845).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson and The First National Bank of Polk County. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 — EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of share outstanding during the period, which totaled 2,196,716 for both the three months ended September 30, 2004, and 2,186,001 for the nine months ended September 30,2004; and 2,176,221 shares for the three months ended September 30, 2003 and 2,183,030 shares for the nine months ended September 30, 2003. There are no common stock equivalents.

NOTE 3 — LOANS RECEIVABLE

Major classifications of loans and leases are as follows in thousands (000):

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Commercial Loans	$23,059	$9,757
Real Estate — construction	19,981	9,021
Real Estate — mortgage	143,145	68,154
Consumer	37,239	32,352
Other	9,012	4,009

Total Loans	232,436	123,293
Less: Unearned income	111	106
Less: Allowance for loans and lease losses	3,204	1,825

Loans receivable, net	$229,121	$121,362

NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 5 — COMPLETION OF MERGER WITH FIRST POLK BANKSHARES, INC.

On September 30, 2004 the Company completed its merger with First Polk Bankshares, Inc., a bank holding company based in Cedartown, Georgia and the parent company of The First National Bank of Polk County. In connection with this merger, the Company issued 1,484,029 shares of common stock in exchange for all the outstanding common shares of Polk Bankshares, Inc. Under the merger agreement, shareholders of both companies could elect to redeem their shares for cash at $16.00 per share, with the provision that the maximum aggregate amount of cash that would be paid to shareholders electing cash would be $1.5 million, or 93,750 shares. After the merger was completed on September 30, shareholders were allowed until November 8 to make their election to receive cash or stock. As a result, the number of shares to be exchanged for cash totaled 93,058 for a total of $1,488,928.

The acquisition was accounted for under the purchase method of accounting and did not result in the recognition of goodwill. The purchase price of $24,217,000 was allocated to the fair values of First Polk’s assets and liabilities, and resulted in the recording of a Core Deposit Intangible totaling $5.6 million which will be amortized over its estimated life of 10 years. Results of operations for The First National Bank of Polk County will be included in the results of operations of SouthCrest prospectively from the date of merger. Therefore SouthCrest’s results of operations for the three months and nine months ended September 30, 2004 do not include the operations of The First National Bank of Polk County.

The following schedule presents unaudited pro forma information for revenues and net income as if the combination had occurred at the beginning of each period.

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	2004	2003	2004	2003
Revenue
SouthCrest Financial Group, Inc.	$3,358	$3,100	$9,920	$9,382
First Polk Bankshares, Inc.	2,256	2,043	6,649	6,275

Total Revenues	$5,614	$5,143	$16,569	$15,657

Net Income
SouthCrest Financial Group, Inc.	$888	$803	$2,685	$2,569
First Polk Bankshares, Inc.	470	497	1,463	1,571

Total Net Income	$1,358	$1,300	$4,148	$4,140

Earnings Per Share	$0.37	$0.36	$1.13	$1.13

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of SouthCrest Financial Group, Inc. and its bank subsidiaries, Bank of Upson and the First National Bank of Polk County during the period included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of SouthCrest Financial Group, Inc. are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

We believe the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and assumptions used in preparation of our consolidated financial statements. Because the allowance for loan losses is replenished through a provision for loan losses that is charged against earnings, our subjective determinations regarding the allowance affect our earnings directly. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Recent Developments

On September 30, 2004 we completed our merger with First Polk Bankshares, Inc. (“First Polk”), whereby First Polk merged with and into Upson Bankshares, Inc., with the name of the surviving company changing to SouthCrest Financial Group, Inc. The merger combined our business with that of First Polk’s under a single holding company. As a result of the merger, SouthCrest owns two bank subsidiaries: Bank of Upson and The First National Bank of Polk County. Our combined company provides a full line of commercial and consumer services and products and operates eight full-service bank offices located in Upson, Polk and Meriwether Counties.

Subsequent to the merger, shareholders of both companies could elect to redeem their shares at a price of $16.00 per share, with the provision that the maximum aggregate amount of cash that would be paid to shareholders electing cash would be $1.5 million, or 93,750 shares. After the merger was completed on September 30, shareholders were allowed until November 8 to make their election to receive cash or stock. As a result, the number of shares to be exchanged for cash totaled 93,058 for a total of $1,488,928.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. Our liquidity also is monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2004, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

At September 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	(Dollars in Thousands)
		Minimum	Well
		Regulatory	Capitalized
	Actual	Requirement	Requirement
Leverage capital ratios
Consolidated	10.9%	4.0%	5.0%
Bank of Upson	9.8%	4.0%	5.0%
First National Bank of Polk County	12.2%	4.0%	5.0%
Tier 1 capital to risk weighted assets
Consolidated	17.2%	4.0%	6.0%
Bank of Upson	14.3%	4.0%	6.0%
First National Bank of Polk County	19.5%	4.0%	6.0%
Total risk-based capital to risk weighted assets
Consolidated	18.4%	8.0%	10.0%
Bank of Upson	15.4%	8.0%	10.0%
First National Bank of Polk County	20.8%	8.0%	10.0%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

As discussed under “-Recent Developments,” as of September 30, 2004 we completed our merger with First Polk whereby First Polk merged with Upson to form SouthCrest Financial Group, Inc. Based on management’s expectations regarding growth of the combined company following the merger, management believes that SouthCrest will have adequate capital resources to remain classified as “well capitalized” by the regulatory agencies.

Both Bank of Upson and The First National Bank of Polk County plan to undertake branch construction projects in the near future. Upson expects to rebuild its main banking office in downtown Thomaston at an expected cost ranging from $4.00 to $4.75 million. This project will replace the current facility and will increase the square footage from approximately 16,000 square feet to approximately 26,000 square feet. Management anticipates that construction will be completed in phases, and should require about eighteen months. Construction is not expected to begin until the first quarter of 2005. The First National Bank of Polk County will undertake a project to double the size of its Rockmart branch, increasing its size from approximately 4,200 square feet to 9,200 square feet. The project is estimated to cost approximately $850,000 and will require six months to complete. Construction is expected to begin in the fourth quarter of 2004. Both banks anticipate funding the construction with their available liquidity.

In November, 2004 Upson will open a new full-service branch office in Fayetteville, Fayette County, Georgia operating under the name of “SouthCrest Bank.” The branch is located in a leased facility and is subject to a five-year lease.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of September 30, 2004 is as follows (dollars in thousands):

Commitments to extend credit	$23,356
Letters of credit	164

$23,520

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

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At September 30, 2004, we had federal funds lines of credit totaling $18.9 million in place with three banks, and a $27.4 million line of credit with the Federal Home Loan Bank of Atlanta.

Financial Condition

Our total assets increased from $256.2 million at December 31, 2003 to $407.3 million at September 30, 2004, an increase of $151.1 million, or 58.98%. This increase relates to the acquisition of First Polk, which accounted for an addition to total assets of $155.2 million. Exclusive of the merger, total assets would have declined $4.1 million, or 1.60%. During the period, total loans and loans held for sale increased $9.4 million, or 7.59% exclusive of the effect of the Polk acquisition. The increase in loans was due to a focus on loan growth with the opening of a new branch in Thomaston and the acquisition of the branch in Luthersville in 2002.

Deposits increased $122.3 million during the first nine months of 2004. This increase reflects a $128.4 increase in deposits attributable to the acquisition of First Polk; excluding the effect of the acquisition, deposits would have declined $6.1 million, or 2.67%. The reduction in deposits was the result of Upson allowing higher rate deposit accounts to be closed based on management’s assessment that the Bank had a sufficiently strong liquidity position such that the higher-rate deposits were not needed to support loan growth. This reduction in higher-rate deposits led to the overall interest rate on deposits decreasing from 2.23% for the nine months ended September 30, 2003 to 1.79% for the nine months ended September 30, 2004. This change had a positive impact on the net yield on earning assets, which increased from 4.09% for the nine months ended September 30, 2003 to 4.37% for the nine months ended September 30, 2004. The increase in loans and the decrease in deposits were funded by decreases of $7.9 million in federal funds sold (excluding the impact of Polk) and $6.8 million in scheduled cash flows received on investment securities held to maturity net of purchases. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity increased by $25.6 million during the nine months ended September 30, 2004, of which $23.7 million relates to equity issued as a result of our merger with First Polk.

Loan Portfolio. The following table presents various categories of loans contained in The Company’s loan portfolio as of September 30, 2004.

September 30, 2004
In thousands (000)
Types of Loans
Commercial loans	$23,059
Real estate — construction	19,981
Real estate — mortgage	143,145
Consumer	37,239
Other loans	9,012

Subtotal	232,436
Less: Unearned income	111
Less: Allowance for possible loan losses	3,204

Total (net of allowance)	$229,121

     Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of September 30, 2004:

September 30, 2004
In thousands (000)
Nonaccrual loans	$121
Loans past due 90 days or more and still accruing	$520
Loans restructured under troubled debt	$178

     Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the period ended September 30, 2004.

September 30,2004
In thousands (000)
Balance at beginning of period	$1,825
Charge-offs:
Commercial loans	(25)
Real estate — construction	—
Real estate – mortgage	(23)
Consumer	(192)
Other	(131)

Total Charge-offs	(371)

Recoveries:
Commercial loans	24
Real estate — construction	—
Real estate – mortgage	31
Consumer	87
Other	57

Total Recoveries	199

Net Charge-offs	(172)
Additions charged to operations	290
Increase in reserves due to acquisition of First Polk	1,261
Balance at end of period	$3,204

Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%

     Allowance for Loan Losses. The allowance for loan losses as of September 30, 2004 was $3,204,000 compared to $1,825,000 as of December 31, 2003. The Polk acquisition accounts for $1.3 million of this increase. The allowance for loan losses, as a percentage of total gross loans, for September 30, 2004 was 1.38%, as compared to 1.48% as of December 31, 2003. The provision for loan losses during the nine months ended September 30, 2004, of $290,000 was the result of management’s assessment of risks inherent in the loan portfolio. Information provided from internal loan review procedures provided by management and from the Banks’ primary regulatory agency, and other information known to the Banks’ Boards of Directors, are utilized by the Boards of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Banks’ Boards of Directors attempt to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

     Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three Months and Nine Months Ended September 30, 2004 and 2003

     Net income for the three-month period ended September 30, 2004 amounted to $888,000 or $0.40 per share, compared to net income of $803,000, or $0.37 per share, for the same three-month period in 2003, an increase of 10.59%. For the nine months ended September 30, 2004, net income was $2,685,000 or $1.23 per share, compared to net income of $2,569,000 or $1.18 per share, an increase of 4.52%. The following is a brief discussion of the more significant components of net income during this period.

     Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended September 30, 2004 increased $259,000 or 11.22% over the same period in 2003. This increase was the result of two factors. First, the Company was able to grow its loan portfolio by an average of $10.4 million over the same quarter in 2003, shifting funds from the lower yielding federal funds sold and investment portfolio. Second, the Company has been able to reduce its cost of funds by 42 basis points. The following presents, for the three month periods ended September 30, 2004 and 2003, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and the effective yields and cost of funds as well as the changes in income and expense attributable to changes in volume and changes in average rates (dollars in thousands).

Analysis of Net Interest Income and Rate / Volume Variance
For the Three Months Ended September 30, 2004 and 2003

	Average Balances		Yields / Cost		Income / Expense		Increase	Change Due To
	2004	2003	2004	2003	2004	2003	Decrease	Rate	Volume
Assets
Interest-bearing deposits in banks	$4,879	$4,965	2.54%	2.82%	$31	$35	$(4)	$(3)	$(1)
Federal funds sold	3,848	4,150	1.77	0.96	17	10	7	12	(5)
Securities	92,389	100,723	4.51	3.51	1,042	913	129	548	(419)
Loans	131,477	121,120	7.11	7.74	2,337	2,344	(7)	(785)	778

Total earning assets	232,593	230,958	5.89	5.72	3,427	3,302	125	(228)	353

Liabilities
Interest bearing deposits	189,607	177,367	1.81	2.17	856	964	(108)	(452)	344
Federal funds and other borrowed funds	640	727	2.50	16.51	4	30	(26)	(23)	(3)

Total interest bearing liabilities	$190,247	$178,094	1.81	2.23	860	994	(134)	(475)	341

Net interest income					$2,567	$2,308	$259	$247	$12

Net interest spread			4.08	3.49

Net yield on earning assets			4.41	4.00

     For the nine months ended September 30, 2004, net interest income increased $567,000, or 8.03%. This increase was the result of the Company’s ability to grow its loan portfolio by $11.7 million, thereby shifting funds from the lower yielding federal funds sold and investment portfolio; and the Company has been able to reduce its cost of funds by 48 basis points. The following presents, for the nine month periods ended September 30, the main components of interest earning assets and interest bearing liabilities along with related interest income and expense and the effective yields and cost of funds, as well as the changes in income and expense attributable to changes in volume and changes in average rates (dollars in thousands).

Analysis of Net Interest Income and Rate / Volume Variance
For the Nine Months Ended September 30, 2004 and 2003

	Average Balances		Yields / Cost		Income / Expense		Increase	Change Due To
	2004	2003	2004	2003	2004	2003	Decrease	Rate	Volume
Assets
Interest-bearing deposits in banks	$4,879	$4,479	2.40%	2.65%	$88	$89	$(1)	$(12)	$11
Federal funds sold	3,881	9,205	1.20	1.13	35	78	(43)	7	(50)
Securities	93,323	97,573	4.45	4.13	3,112	3,025	87	281	(194)
Loans	130,657	118,969	7.10	7.88	6,957	7,030	(73)	(961)	888

Total earning assets	232,740	230,226	5.84	5.92	10,192	10,222	(30)	(685)	655

Liabilities
Interest bearing deposits	189,977	183,840	1.79	2.23	2,545	3,075	(530)	(688)	158
Federal funds and other borrowed funds	639	1,235	4.59	9.61	22	89	(67)	(35)	(32)

Total interest bearing liabilities	190,616	185,075	1.80	2.28	2,567	3,164	(597)	(723)	126

Net interest income					7,625	7,058	567	38	529

Net interest spread			4.04	3.64

Net yield on earning assets			4.37	4.09

     Other Income. Total other income for the three-month period ended September 30, 2004 amounted to $791,000, compared to $792,000 for the same period in 2003. Upson originated and sold mortgage loans totaling $1.9 million during the second quarter of 2004 without recourse compared with $12.9 million for the second quarter of 2003. The profit from these sales was $29,000 in 2004 compared with $89,000 for the same period in 2003. Mortgage loan origination fees of $17,000 for the three months ended September 30, 2004 compared to $62,000 for the same period in 2003. Mortgage loan originations have slowed in the current quarter due to an increase in mortgage loan interest rates in the current year, and to Upson’s strong mortgage production in the second and third quarters of 2003 resulting from refinancings due to low mortgage loan interest rates experienced at that time. Service charges on deposit accounts was $523,000 or 74.97% of total other income for the three months ended September 30, 2004, compared with $455,000 or 65.66% of total other income for the same period in 2003. Most of Upson’s deposit customers are consumers and maintain balances at levels less than that which prevents service charges.

     Total other income for the nine-month period ended September 30, 2004 amounted to $2,295,000, compared to $2,324,000 for the same period in 2003. Mortgage loans originated and sold for the year to date totaled $13.2 million for 2004 compared with $34.2 million for 2003. The profit from these sales was $114,000 in 2004 compared with $296,000 for the same period in 2003. Mortgage loan origination fees of $73,000 were recognized for the nine months ended September 30, 2004 compared to $195,000 for 2003. Service charges on deposit accounts were $1,473,000 or 73.42% of total other income for the nine months ended September 30, 2004, compared with $1,284,000 or 63.55% for the same period in 2003.

     Other Expenses. Other expenses for the three-month period ended September 30, 2004 amounted to $1,918,000 compared to $1,844,000 for the same period in 2003, an increase of $74,000 or 4.01%. The largest component of other expenses are salaries and employee benefits, which grew $57,000, or 5.87% to $1,028,000.

     For the nine-months ended September 30, other expenses amounted to $5,774,000 compared to $5,502,000 for the same period in 2003, an increase of $272,000, or 4.94%. The largest component of these expenses for the period was salaries and employee benefits, which increased $228,000 or 7.85%. Other operating expenses increases were the result of normal changes in operations relative to growth in the institution.

     Income Taxes. Upson has recorded income taxes totaling $424,000 and $372,000 for the three-month periods ending September 30, 2004 and 2003, respectively, and $1,171,000 and $1,068,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

ITEM 3. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Principal Executive and Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, management has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not implemented or terminated a stock repurchase program relating to its common stock. The Company has not otherwise repurchased any shares of its common stock during the quarter ended September 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 22, 2004 the Company held a Special Meeting of Shareholders to approve the Agreement and Plan of Merger with First Polk Bankshares, Inc. The matter was approved as follows:

Shares voting ‘Yes’	1,643,981	75.39%
Shares voting ‘No’	0	0.00%
Shares Abstaining	1,353	0.06%
Broker nonvotes	0	0.00%

ITEM 6. EXHIBITS

31.1	Rule 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: November 15, 2004	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: November 15, 2004	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer