Form 10KSB
period 2004-12-13
SOUTHCREST FINANCIAL GROUP INC
filed 2005-03-31
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to _______________

Commission file number 333-112845

SOUTHCREST FINANCIAL GROUP, INC.

(Name of small business issuer in its charter)

Georgia	58-2256460
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 North Glynn St., Suite B, Fayetteville, Georgia	30214
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year was approximately $19,175,000. The aggregate market value of the issuer’s common stock held by non-affiliates computed by reference to the average bid and asked price for the common stock as of December 31, 2004 was approximately $51,052,140.

As of March 1, 2005, 3,571,556 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Part II and are included as Exhibits 13.1 and 13.2 to this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure format (check one): Yes   ☐    No    ☒

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward Looking Statements

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

Information About SouthCrest Financial Group, Inc.

Description of Business

SouthCrest Financial Group, Inc. (“the Company” or “SouthCrest”) is a bank holding company headquartered in Fayetteville, Georgia. SouthCrest was incorporated under the laws of the State of Georgia on August 15, 1996 as Upson Bankshares, Inc. and is registered under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. SouthCrest conducts its operations through its wholly owned subsidiaries (collectively the “Banks”), Bank of Upson (“Upson”) and First National Bank of Polk County (“FNB Polk”). The Company was renamed on September 30, 2004 when Upson Bankshares, Inc. and First Polk Bankshares, Inc. entered into a business combination in which First Polk Bankshares merged into Upson Bankshares in a merger accounted for by the purchase method of accounting.

Bank of Upson / Meriwether Bank and Trust / SouthCrest Bank

Bank of Upson was incorporated under the laws of the State of Georgia in 1951 as a state-chartered bank. Upson is headquartered in Thomaston, Upson County, Georgia and operates a total of six full-service banking locations and sixteen 24-hour ATM sites in Meriwether, Spalding, Fayette and Upson Counties in western Georgia. In 1999, Bank of Upson purchased two bank branches, which it now operates in Manchester, Georgia and Warm Springs, Georgia under the trade name “Meriwether Bank & Trust.” Bank of Upson also purchased a bank branch in Luthersville, Georgia in December of 2002, which is also operated under the trade name Meriwether Bank & Trust. In November 2004 Upson opened a full-service de-novo branch in Fayetteville, Georgia operating under the trade name “SouthCrest Bank.”

Bank of Upson is a full service commercial bank focusing on meeting the banking needs of individuals and small- to medium-sized businesses. Upson offers a broad line of banking and financial products and services customary for full service banks of similar size and character. These services include consumer loans, real estate loans, and commercial loans as well as maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit. Bank of Upson attracts most of its deposits and conducts most of its lending transactions from and within its primary service area encompassing Upson, Fayette, and Meriwether Counties Georgia.

First National Bank of Polk County

The First National Bank of Polk County was established in 1920 to provide community-banking services to the individuals and businesses in Polk County in northwest Georgia. FNB Polk operates out of its main office in Cedartown, Polk County, Georgia. In addition to its main office, FNB Polk operates a branch office in Cedartown and another in the Rockmart, also in Polk County. FNB Polk also operates three ATM machines at each of the branches.

FNB Polk performs banking services customary for full service banks of similar size and character. Such services include making real estate, commercial and consumer loans, providing other banking services such as traveler’s checks, and maintaining deposit accounts such as checking, money market, consumer certificate of deposit and IRA accounts.

Business Activities of the Company

Deposit Services. Deposits are a key component of the Company’s business, serving as a source of funding for lending as well as for increasing customer account relationships. Both Upson and FNB Polk offer a variety of deposit services, including non-interest bearing checking accounts, interest bearing checking accounts, money market accounts, savings accounts, and time deposits of maturities ranging from three months to five years. The primary sources of deposits for Upson and FNB Polk are businesses and individuals in the Banks’ primary market areas.

Lending Services. The Banks’ lending business consists primarily of making consumer loans to individuals, commercial loans to small and medium-sized businesses and professional organizations, and secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition and improvement of personal residences.

Investment Services. The Company provides investment services to its customers under the trade name “Hometown Investments,” a division of Bank of Upson. Hometown Investments provides brokerage services through its partnership with a full-service brokerage firm, and is able to offer its customers brokerage services for stocks, bonds, mutual funds, IRA’s, 529 plans, retirement plans, certificates of deposit, and insurance products. The customer base for this service consists of individual investors, small businesses, and non-profit organizations. Hometown Investments was created in 1999 and has been in full service since 2001.

Trust Services. SouthCrest also operates a full-service personal trust department through Bank of Upson. The trust department provides estate analysis, consultation, estate and agency accounts, as well as non-profit agency services. All trust-related record-keeping, back-office, and securities servicing is provided through a third-party.

Asset and Liability Management. The banks manage their assets and liabilities to provide adequate liquidity, and at the same time, to achieve the maximum net interest rate margin. These management functions are conducted within the framework of written loan and investment policies. The banks attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

Market Area and Competition. The Company operates in a highly competitive environment. Its banks compete for deposits and loans with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and other financial entities operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms, and insurance companies to affiliate, a number of larger financial institutions and other corporations offering a wider variety of financial services than the bank currently offers could enter our area and aggressively compete in the market that the bank serves. Many of these competitors have substantially greater resources and lending limits than Upson and FNB Polk and may offer certain services that they do not or cannot provide.

Employees. As of December 31, 2004, the Company and its subsidiary banks had 160 full-time equivalent employees. Certain executive officers of the Banks also serve as officers of SouthCrest Financial Group, Inc.

Supervision and Regulation

     Both the Company and the Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

SouthCrest Financial Group

      Since the Company owns all of the capital stock of Bank of Upson (“Upson”) and The First National Bank of Polk County (“FNB Polk”), it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations.

      Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank of Upson and The First National Bank of Polk County have been chartered more than three years, this limitation does not apply to SouthCrest or the Banks.

      Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not currently registered under Section 12 of the Securities Exchange Act of 1934, but we intend to register our common stock under Section 12 by April 29, 2005. The regulations also provide a procedure for challenging the refutable presumption of control.

      Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

     To qualify to become a financial holding company, the Banks and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

      Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Banks and to commit resources to support the Banks. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Banks will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Banks

     The Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since Upson is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine Upson’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Since FNB Polk is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines FNB Polk’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Additionally, the Banks’ deposits are insured by the FDIC to the maximum extent provided by law. The Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations.

      Branching. Under current Georgia law, Upson may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, Upson may acquire branches of existing banks located in Georgia. National Banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Therefore, FNB Polk may open branch offices or acquire branches of existing banks located in Georgia with the approval of the Office of the Comptroller of the Currency. The Banks and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

      Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Banks qualified for the well-capitalized category.

     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The r egulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

      FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and inf ormation that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 per $100 of deposits for the first quarter of 2005.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

      Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

      Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Banks are exempt from the requirements of GAFLA.

     The deposit operations of the Banks are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

      The Company and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, the FDIC, in the case of Upson, and the Office of the Comptroller of the Currency, in the case of FNB Polk. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Banks are also subject to risk-based and leverage capital requirements adopted by their respective federal agency, both of which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating propo sals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

     See Note 13 in the “Notes to Consolidated Financial Statements” for the capital ratios of SouthCrest, Upson and FNB Polk.

Payment of Dividends

     The Company is a legal entity separate and distinct from the Banks. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Banks pay to their sole shareholder, the Company. Statutory and regulatory limitations apply to the Banks’ payment of dividends. If, in the opinion of the federal banking regulator, either of our Banks were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository inst itution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Banks—Prompt Corrective Action.”

     The Georgia Department of Banking and Finance also regulates Upson’s dividend payments and must approve dividend payments that would exceed 50% of Upson’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2004, the Banks could pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

      The Company and the Banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Banks must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Banks are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

      On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act, amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “Amendments”) became effective in 2004.

     The Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Banks), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

     The Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the Amendments limit SouthCrest’s ability to share information with its affiliates for marketing purposes, the actual impact of these limitations depends on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes.

Anti-Terrorism and Money Laundering Legislation

     The Banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Banks have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act., and otherwise have implemented policies and procedures to comply with the foregoing rules.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTIES

     SouthCrest maintains its executive offices in leased office space at 600 Glynn Street North, Suite B, Fayetteville, Georgia.

     Bank of Upson’s main banking office is located at 108 South Church Street, Thomaston, Georgia 30286. In 2005, Upson intends to rebuild this facility, enlarging it from approximately 16,000 square feet to 26,000 square feet at a cost of $4.5 to $5.0 million. Construction is expected to begin in the second quarter of 2005 and will require 18 months to complete. Bank of Upson’s operations center is located at 210A West Main Street, Thomaston, Georgia 30286. Bank of Upson also owns banking offices at the following locations: (i) 943 North Church Street, Thomaston, Georgia 30286, (ii) 406 West Main Street, Manchester, Georgia 31816, (iii) 121 Broad Street, Warm Springs, Georgia 31830, and (iv) 14 North Main Street, Luthersville, Georgia 30251. Bank of Upson leases a branch at 600 Glynn St. North, Fayetteville, Georgia 30214. Bank of Upson’s offices in Manchester, Warm Springs, and Lut hersville, Georgia are located within Meriwether County, Georgia and do business as Meriwether Bank & Trust. The office in Fayetteville, Georgia is located in Fayette County and does business as SouthCrest Bank. Bank of Upson owns 16 ATMs, which are located within Upson, Fayette, Spalding and Meriwether Counties.

     The First National Bank of Polk County’s main office is at 967 North Main Street, Cedartown, Georgia. The main office was built in 1991 and occupies 26,500 square feet. FNB Polk also owns and operates a full-service downtown branch at 117 West Avenue, Cedartown, Georgia. The branch occupies 10,000 square feet. In 1973, FNB Polk opened a full-service Rockmart branch at 131 West Elm Street, Rockmart, Georgia. The branch has been enlarged from 4,200 square feet to approximately 9,200 square feet in project expected to be completed in the second quarter of 2005 at a cost of approximately $950,000.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of shareholders of SouthCrest Financial Group, Inc., through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Prior to the merger between Upson Bancshares, Inc. and First Polk Bankshares, Inc., there were occasional transactions in Upson common stock as a result of repurchases by Upson and/or privately negotiated sales by third parties. With respect to third-party sales, SouthCrest has not maintained a complete written record of the sale prices of trades of their respective common stock.

     In December, 2004 our common stock began trading in the over-the-counter market under the symbol “SCSG.” The development of an active secondary market requires the existence of an adequate number of willing buyers and sellers. Historically, the reported trading volume would indicate a lack of activity in the secondary market for the Company’s common stock. The lack of activity in the secondary market for the Company’s common stock may materially impact a shareholder’s ability to promptly sell Company common stock at a price acceptable to the selling shareholder.

     The following table sets forth the high and low trading prices for transactions in our common stock for the previous two years of which we are aware. The prices have not been adjusted to give effect to the 0.042-for-one stock dividend distributed on December 17, 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$15.75	$15.75	$10.50	$10.00
Second Quarter	*	*	$10.50	$10.50
Third Quarter	$17.00	$16.75	$10.50	$10.50
Fourth Quarter	$19.00	$13.00	$10.50	$10.50

* No known trades for which pricing information is available.

     On March 1, 2005, the Company had 665 shareholders of record of our common stock.

     The Company generally declares a dividend on the first business day of each quarter, to be paid on the last business day of that month, with the record date normally being two weeks prior to the payment date. The table below shows the quarterly dividends paid during 2004 and 2003.

	2004	2003
First Quarter	$0.115	$0.115
Second Quarter	0.115	0.115
Third Quarter	0.115	0.115
Fourth Quarter	0.115	0.115

     The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

     The Company repurchased 93,058 of its shares of common stock in the fourth quarter of the year ended December 31, 2004. This repurchase was made in conjunction with its merger with First Polk Bankshares, Inc.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

     The discussion required by Item 6 is included in the section of the same title contained in the Company’s 2004 Annual Report to Shareholders and is incorporated herein by reference. See Exhibit 13.1.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements, notes thereto and the report of Independent Registered Public Accounting Firm thereon are included in the Company’s 2004 Annual Report to Shareholders and are incorporated herein by reference. See Exhibit 13.2.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the li kelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     On December 15, 2004, the Board of Directors of SouthCrest adopted a Code of Ethics that applies to the Company’s principal executive, financial and accounting officers. SouthCrest believes the Code of Ethics is reasonably designed to deter wrongdoing and to promote honest and ethical conduct, including: the ethical handling of conflicts of interest; full, fair and accurate disclosure in filings and other public communications made by SouthCrest; compliance with applicable laws; prompt internal reporting of violations of the Code of Ethics; and accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is attached as Exhibit 14.1 to this Form 10-KSB.

     A copy of the Code of Ethics may also be obtained, without charge, upon written request addressed to SouthCrest Financial Group, Inc., 600 North Glynn Street, Suite B, Fayetteville, Georgia 30214, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (770) 461-2701.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Set forth below is information regarding the directors of the Company. Directors of the Banks serve for a term of one year and are elected by the Company each year at the Banks’ respective annual meeting of shareholders. The Banks’ officers are appointed by and hold office at the will of their respective board of directors.

     The following table sets forth for each director of the Company: (1) the person’s name; (2) his age at December 31, 2004; (3) the year he was first elected as a director of the Company; and (4) his positions with the Company, other than as a director, and his recent business experience for the past five years.

Name (Age)	Class (Term Expires)	Director Since	Business Experience and Position with the Company
Richard T. Bridges (70)	I (2005)	1996	Attorney in a sole proprietorship law firm, Richard T. Bridges d/b/a The Law Office of Richard T. Bridges; also serves as a director of the Bank of Upson

Daniel W. Brinks (59)	I (2005)	1996	Chairman and Chief Operating Officer of SouthCrest since 2004; President and Chief Executive Officer of the Bank of Upson since 1986; previously President of Upson Bancshares, Inc. since 1996; also serves as a director of the Bank of Upson and The First National Bank of Polk County

Robert P. Cravey (80)	III (2007)	1996	Active member of senior management of the Bank of Upson; previously Chairman of Upson Bancshares; also serves as a director of the Bank of Upson

Zack D. Cravey, Jr. (78)	II (2006)	1996	Attorney and Of Counsel to the firm of Chorey, Taylor an Feil, Atlanta Georgia, as well as legal counsel to the Bank of Upson since 1986; also serves as a director of the Bank of Upson

Larry T. Kuglar (59)	II (2006)	2004	President and Chief Executive Officer of SouthCrest since 2004; President and Chief Executive Office of The First National Bank of Polk County since 1984; previously President and Chief Executive Officer of First Polk Bankshares, Inc. since 1986; also serves as a director of the Bank of Upson and The First National Bank of Polk County

Michael D. McRae (54)	II (2006)	2004	Attorney with the firm of Smith, Shaw and Maddox, LLP; also serves as a director of The First National Bank of Polk County

Name (Age)	Class (Term Expires)	Director Since	Business Experience and Position with the Company
Dr. Warren Patrick (65)	III (2007)	1996	Practicing radiologist with Radiology Associations of Thomaston, P.C.; also serves as a director of the Bank of Upson

Edmund J. Wall (40)	I (2005)	2004	Investment Banker; President, Knox-Wall Division of Morgan Keegan & Company, a subsidiary of Regions Financial Group; also serves as a director of The First National Bank of Polk County

Harold W. Wyatt, Jr. (66)	III (2007)	2004	Managing Partner of Wyatt Investment Group since 2002; President of Wyatt Properties, II, Inc.; also serves as a director of The First National Bank of Polk County

Executive Officers

     Set forth below is information regarding the executive officers of the Company. The following table sets forth for each executive officer of the Company: (1) the person’s name; (2) his age at December 31, 2004; (3) the year he was first elected as an officer of the Company; and (4) his positions with the Company, and his recent business experience for the past five years.

Name (Age)	Officer Since	Business Experience and Position with the Company
Daniel W. Brinks (59)	1996	Chairman and Chief Operating Officer of SouthCrest since 2004; President and Chief Executive Officer of the Bank of Upson since 1986; previously President of Upson Bancshares, Inc. since 1996; also serves as a director of the Bank of Upson and The First National Bank of Polk County

Larry T. Kuglar (59)	2004	President and Chief Executive Officer of SouthCrest since 2004; President and Chief Executive Office of The First National Bank of Polk County since 1984; previously President and Chief Executive Officer of First Polk Bankshares, Inc. since 1986; also serves as a director of the Bank of Upson and The First National Bank of Polk County

Douglas J. Hertha (45)	2004	Chief Financial Officer of SouthCrest since 2004; Senior Vice President and Chief Financial Officer of The First National Bank of Polk County since 2004; previously, Vice President, Financial Projects Manager, BB&T Corporation from 2000 through 2004, and Vice President, Chief Financial Officer and Corporate Secretary, First Citizens Corporation from 1996 through 2000

Audit Committee

     SouthCrest has a separately-designated standing Audit Committee comprised of independent directors. Dr. Warren Patrick, Edmund J. Wall and Harold W. Wyatt, Jr. serve on the Audit Committee. Although none of the Audit Committee members meets the criteria specified under applicable Securities and Exchange Commission regulations for an “audit committee financial expert,” the Board believes each has the financial knowledge, business experience and independent judgment necessary for service on the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities Exchange Act (the “Exchange Act”) and is not subject to filings required by Section 16 of the Exchange Act. SouthCrest anticipates registering its common stock under Section 12 of the Exchange Act by April 29, 2005, which will subject directors, executive officers and five percent shareholders of SouthCrest common stock to comply with the provisions of Section 16 of the Exchange Act.

Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to SouthCrest Financial Group, Inc., 600 North Glynn Street, Suite B, Fayetteville, Georgia 30214, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (770) 461-2701. A copy of the Code of Ethics is also attached as Exhibit 14.1 to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table presents the total compensation for all individuals serving as the Company’s Chief Executive Officer during 2004 (the “Named Executive Officers”) for services in all capacities to SouthCrest or Upson Bancshares, Inc. for the fiscal years 2004, 2003 and 2002. The table includes compensation paid by Upson Bancshares, Inc. until September 30, 2004, and for compensation paid by SouthCrest after that date. No other executive officers of SouthCrest or Upson Bancshares, Inc. earned over $100,000 in salary and bonus during fiscal year 2004.

		Annual Compensation
Name and Position	Year	Salary ($)		Bonus ($)	All Other Compensation(1)($)
Daniel W. Brinks,	2004	$264,503	(2)	$11,527	$11,584
Chairman and Chief Operating Officer	2003	231,490	(2)	31,449	15,811
	2002	210,500	(2)	19,250	16,163

Larry T. Kuglar,	2004	$46,621	(3)	$0	$3,060
President and Chief Executive Officer	2003	0		0	0
	2002	0		0	0

(1)	We have omitted information on “perks” and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations. The reported “All Other Compensation” reflects matching contributions to the Named Executive Officer’s 401(k) plan and compensation under the Life Insurance Plan as follows:

Name	Year	Matching Contribution	Life Insurance
Daniel W. Brinks	2004	$10,500	$1,084
	2003	10,500	5,311
	2002	8,999	7,164

Larry T. Kuglar	2004	$1,976	$1,084
	2003	0	0
	2002	0	0

(2)	Includes $22,100, $15,400, and $14,500 in board fees for 2004, 2003, and 2002, respectively.

(3)	Includes $7,000 in board fees for 2004.

Life Insurance Plan

     Mr. Brinks and Mr. Kuglar have life insurance policies that are maintained under agreements with Bank of Upson and The First National Bank of Polk County, respectively. The Banks pay the premiums due under these policies, and a portion of the death benefit under each life insurance policy will be paid to the Banks as reimbursement for the payment of such premiums. Under the terms of these agreements, in the event Mr. Brinks or Mr. Kuglar or the other officers participating in the plan are terminated or removed for any reason other than for cause following a change of control, they become 100% vested in the benefits promised under their agreements with the Bank. As of December 31, 2004, premiums paid on policies totaled $1,580,000 on behalf of Mr. Brinks, $640,000 on behalf of Mr. Kuglar, and

$2,195,000 on behalf of all other officers. The expected benefits to be paid to Mr. Brinks, Mr. Kuglar the other officers under this plan are being accrued over the service period which began the date the plan was initiated or the date the officer was entered into the plan, whichever is later, and ends at their retirement date. The expenses recognized for all officers participating under this plan for the years ended December 31, 2004, 2003 and 2002 were $112,000, $98,000 and $199,000, respectively.

2005 Compensation

     The Board of Directors of SouthCrest has established the following compensation levels for the Named Executive Officers:

Name	2004 Annual Base Salary(1)	2005 Annual Base Salary
Daniel W. Brinks	$242,403	$250,000
Larry T. Kuglar	$160,000	$170,000

(1)	Annualized salaries in effect as of September 30, 2004, the date on which Upson Bankshares, Inc. and First Polk Bankshares, Inc. merged to form SouthCrest Financial Group, Inc.

Employment Agreements

      Daniel W. Brinks. Pursuant to an employment agreement with the Company and the Bank of Upson, Mr. Brinks will receive an annual base salary, which the Company’s board of directors will review annually and may increase from year to year. The employment agreement provides for annual performance bonuses based on factors to be determined by the board in addition to the base salary discussed above. The period of employment was deemed to commence on September 30, 2004 and will continue until September 30, 2007, subject to automatic annual renewal in order to maintain a three-year term unless any party delivers to the others written notice of non-renewal at least 90 days before the annual anniversary of the effective date.

     Mr. Brinks’ employment may be terminated (i) at the employer’s election for cause; (ii) at Mr. Brinks’ election, upon the employer’s breach of any material provision of the employment agreement; or (iii) upon Mr. Brinks’ death or disability. In the event that Mr. Brinks’ employment is terminated by the employer without cause or by Mr. Brinks in the event of the employer’s material breach of the agreement, the employer will be required to meet its obligations under the employment agreement for a term equal to the remaining months of the original term of the employment agreement with respect to Mr. Brinks’ compensation and life, health and dental insurance coverages. In addition, Mr. Brinks will be prohibited from competing with the Bank of Upson or soliciting its employees within the geographic area set forth in the employment agreement for a period of 24 mon ths after the date of termination of his employment for any reason.

      Larry T. Kuglar. Pursuant to an employment agreement with the Company and The First National Bank of Polk County, Mr. Kuglar will receive an annual base salary, which the Company’s board of directors will review annually and may increase from year to year. The employment agreement provides for annual performance bonuses based on factors to be determined by the board in addition to the base salary discussed above. The period of employment was deemed to commence on September 30, 2004 and will continue until September 30, 2007, subject to automatic annual renewal in order to maintain a three-year term unless any party delivers to the others written notice of non-renewal at least 90 days before the annual anniversary of the effective date.

     Mr. Kuglar’s employment may be terminated (i) at the employer’s election for cause; (ii) at Mr. Kuglar’s election, upon the employer’s breach of any material provision of the employment agreement; or

(iii) upon Mr. Kuglar’s death or disability. In the event that Mr. Kuglar’s employment is terminated by the employer without cause or by Mr. Kuglar in the event of the employer’s material breach of the agreement, the employer will be required to meet its obligations under the employment agreement for a term equal to the remaining months of the original term of the employment agreement with respect to Mr. Kuglar’s compensation and life, health and dental insurance coverages. In addition, Mr. Kuglar will be prohibited from competing with The First National Bank of Polk County or soliciting its employees within the geographic area set forth in the employment agreem ent for a period of 24 months after the date of termination of his employment for any reason.

Director Compensation

     The Board of Directors has a policy for board fees for the directors of the Company and its subsidiary banks. The Company’s Directors are paid $1,500 per bimonthly meeting attended and outside directors receive $500 per committee meeting attended. The Directors of the Bank of Upson and The First National Bank of Polk County are paid $1,000 per monthly meeting attended and outside directors are paid $200 per committee meeting attended.

Option Granted or Exercised in Fiscal Year 2004

     The Company has not granted any stock options, stock appreciation rights, restricted stock or other form of stock incentive.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of the Company’s common stock that, as of March 1, 2005, are beneficially owned by (a) each Director and Named Executive Officer of the Company and (b) all Directors and Executive Officers, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his shares. Additionally, the address of each person is 600 North Glynn St., Suite B, Fayetteville, Georgia 30214.

     Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of March 1, 2005.

Name	Number of Shares Beneficially Owned		Percent Common Stock
Directors & Named Executive Officers
Richard T. Bridges	12,222		*
Daniel W. Brinks	73,353	[1]	2.05
Robert P. Cravey	218,510	[2]	6.12
Zack D. Cravey, Jr.	203,007	[3]	5.68
Dr. Warren Patrick	14,692	[4]	*
Larry T. Kuglar	43,000	[5]	1.20
Michael D. McRae	8,598	[6]	*
Edmund J. Wall	12,380		*
Harold W. Wyatt, Jr.	147,564	[7]	4.13
Directors and Executive Officers, as a Group (10 persons)	980,842		27.46

* Represents less than 1% of Class.

1 Represents 33,206 shares held directly and 42,147 shares held by Mr. Brinks’ spouse.

2 Represents 118,920 shares held directly and 99,590 shares held by Mr. Cravey’s spouse.

3 Represents 155,203 shares held directly and 47,804 shares held by Mr. Cravey’s spouse.

4 Represents 1,042 shares held directly by Dr. Patrick, 1,042 shares held by Dr. Patrick’s spouse, and 12,608 shares held by Radiology Associates of Thomaston, P.C., of which Dr. Patrick is the sole shareholder.

5 Represents 39,044 shares held directly and 3,956 shares held by Mr. Kuglar’s spouse.

6 Represents 8,548 shares held directly and 50 shares held by Mr. McRae’s spouse.

7 Represents 2,000 shares held directly and 145,564 shares held by Wyatt Investment Group, LP, of which Mr. Wyatt is the managing partner.

      Equity Compensation Plans

     As of December 31, 2004, the Company did not maintain any equity compensation plans under which shares of the Company’s common stock were authorized for issuance.

     On February 10, 2005, the Company’s Board of Directors approved the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan, which reserved 549,000 shares for issuance. The Company intends to submit the 2005 Stock Incentive Plan to its shareholders at its 2005 Annual Meeting of Shareholders.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	--	--	--

Total

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank of Upson and The First National Bank of Polk County each extend loans from time to time to SouthCrest’s and the Banks’ directors, their associates and members of the immediate families of the directors and executive officers of SouthCrest and the Banks. These loans are made in compliance with applicable laws and regulations and in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with SouthCrest or the Banks, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson(1)

10.2*	Form of Executive Supplemental Retirement Plan Agreement (1)

10.3*	Employment Agreement with Daniel W. Brinks (2)

10.4*	Employment Agreement with Larry T. Kuglar (2)

10.5*	Employment Agreement with Douglas J. Hertha (3)

10.6*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan

13.1	SouthCrest Financial Group, Inc. 2004 Annual Report to Shareholders – Management’s Discussion and Analysis

13.2	SouthCrest Financial Group, Inc. 2004 Annual Report to Shareholders – Consolidated Financial Statements

14.1	SouthCrest Financial Group, Inc. Code of Ethics for Senior Financial Officers

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a compensatory plan or contract.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.

(2)	Previously filed as an exhibit to the Current Report on Form 8-K dated September 30, 2004 (File No. 333-112845), as filed with the SEC on November 15, 2004.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K dated February 10, 2005 (File No. 333-112845), as filed with the SEC on February 15, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the years ended December 31, 2004 and 2003 by Mauldin & Jenkins, LLC:

	2004	2003
Audit fees	$131,963	43,445
Audit-related fees	4,584	9,285
Tax fees	10,250	5,000
All other fees	3,024	17,102

Total Fees	$149,821	74,832

Audit Fees

     Audit fees represent fees billed by Mauldin & Jenkins for professional services rendered in connection with the (1) audit of the Company’s annual financial statements for 2004 and 2003, (2) review of the financial statements included in the Company’s quarterly filings on Form 10-QSB and annual filings on Form 10-KSB, and (3) review of information included in registration statements.

Audit-Related Fees

     Audit related fees represent fees for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements and not included in “Audit Fees” above. Audit related fees consist of consumer compliance audit procedures.

Tax Fees

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Mauldin & Jenkins for tax compliance, tax advice and tax planning.

All Other Fees

     All other fees include internal audit services and assistance with the preparation of a branch regulatory application.

     The fees billed by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.

By:	/s/ Larry T. Kuglar
Larry T. Kuglar
Chief Executive Officer

Date:	March 30, 2005

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Daniel W. Brinks and Larry T. Kuglar, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may law fully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel W. Brinks	Chairman and Chief Operating Officer	March 30, 2005
Daniel W. Brinks

/s/ Larry T. Kuglar	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
Larry T. Kuglar

/s/ Douglas J. Hertha	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005
Douglas J. Hertha

Signature	Title	Date
/s/ Richard T. Bridges	Director	March 30, 2005
Richard T. Bridges

/s/ Robert P. Cravey	Director	March 30, 2005
Robert P. Cravey

/s/ Zack D. Cravey, Jr.	Director	March 30, 2005
Zack D. Cravey, Jr.

/s/ Dr. Warren Patrick	Director	March 30, 2005
Dr. Warren Patrick

/s/ Michael D. McRae	Director	March 30, 2005
Michael D. McRae

/s/ Edmund J. Wall	Director	March 30, 2005
Edmund J. Wall

/s/ Harold W. Wyatt, Jr.	Director	March 30, 2005
Harold W. Wyatt, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     A copy of the 2004 Annual Report to Shareholders is included as Exhibit 13.1.

     As of the filing of this Annual Report on Form 10-KSB, the Company has not sent any proxy materials with respect to any annual meeting or other meeting of its security holders. The Company intends to provide such proxy materials to its security holders subsequent to the filing of this Annual Report on Form 10-KSB, and will furnish a copy of such materials to the SEC when they are sent.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson(1)

10.2*	Form of Executive Supplemental Retirement Plan Agreement (1)

10.3*	Employment Agreement with Daniel W. Brinks (2)

10.4*	Employment Agreement with Larry T. Kuglar (2)

10.5*	Employment Agreement with Douglas J. Hertha (3)

10.6*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan

13.1	SouthCrest Financial Group, Inc. 2004 Annual Report to Shareholders – Management’s Discussion and Analysis

13.2	SouthCrest Financial Group, Inc. 2004 Annual Report to Shareholders – Consolidated Financial Statements

14.1	SouthCrest Financial Group, Inc. Code of Ethics for Senior Financial Officers

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a compensatory plan or contract.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.

(2)	Previously filed as an exhibit to the Current Report on Form 8-K dated September 30, 2004 (File No. 333-112845), as filed with the SEC on November 15, 2004.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K dated February 10, 2005 (File No. 333-112845), as filed with the SEC on February 15, 2004.