Form 10QSB
period 2005-03-31
SOUTHCREST FINANCIAL GROUP INC
filed 2005-05-16
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

                         -------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                    ---------------    ---------------

                       COMMISSION FILE NUMBER: 333-112845


                         -------------------------------

                        SOUTHCREST FINANCIAL GROUP, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                         -------------------------------


           GEORGIA                                               58-2256460
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


                             600 NORTH GLYNN STREET
                             FAYETTEVILLE, GA  30214
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (770)-461-2781
                           (ISSUER'S TELEPHONE NUMBER)

-------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

                         -------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May1, 2005: 3,571,556.

Transitional Small Business Disclosure Format  Yes [_]  No [X]

                             SOUTHCREST FINANCIAL GROUP, INC.
                                     AND SUBSIDIARIES

                                          INDEX
                                          -----

                                                                                 PAGE
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET -
            MARCH 31, 2005 AND DECEMBER 31, 2004                                    3

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004                              4

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME -
            THREE MONTHS ENDED MARCH 31,  2005 AND 2004                             5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
            THREE MONTHS ENDED MARCH 31, 2005 AND 2004                              6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    8

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                11

          ITEM 3.   CONTROLS AND PROCEDURES                                        17

PART II.  OTHER INFORMATION

          ITEM 6 - EXHIBITS

          SIGNATURES                                                               18

                                PART I - FINANCIAL INFORMATION

                                ITEM 1. FINANCIAL STATEMENTS

                       SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                     (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)         (*)
                                                                   MARCH 31,      December 31,
ASSETS                                                                2005            2004
------                                                           --------------  --------------
Cash and due from banks                                          $      12,134   $       9,814
Interest-bearing deposits at other financial institutions                5,019           5,246
Federal funds sold                                                       3,634           9,930
Securities available for sale                                           46,183          41,060
Securities held to maturity (fair value $91,278 and $88,239)            92,067          87,921
Restricted equity securities, at cost                                      621             620
Loans held for sale                                                         71             675
Loans, net of unearned income                                          232,476         229,232
Less allowance for loan losses                                           3,208           3,161
                                                                 --------------  --------------
      Loans, net                                                       229,268         226,071
Premises and equipment, net                                              9,259           8,886
Intangible assets, net                                                   8,507           8,852
Other assets                                                             9,047           8,597
                                                                 --------------  --------------
      TOTAL ASSETS                                               $     415,810   $     407,672
                                                                 ==============  ==============

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------
Liabilities:
Deposits:
    Noninterest-bearing                                          $      56,816   $      56,477
    Interest-bearing                                                   302,390         295,775
                                                                 --------------  --------------
      Total deposits                                                   359,206         352,252
Federal Home Loan Bank advances                                            330             385
Other liabilities                                                        4,541           3,845
                                                                 --------------  --------------
      TOTAL LIABILITIES                                                364,077         356,482
                                                                 --------------  --------------

Commitments and contingencies

Redeemable common stock held by ESOP                                       500             450
                                                                 --------------  --------------

Stockholders' equity
    Common stock, par value $1; 10,000,000 shares
      authorized; 3,578,724 shares issued                                3,579           3,579
    Additional paid in capital                                          40,715          40,715
    Retained earnings                                                    7,271           6,931
    Accumulated other comprehensive loss                                  (257)           (410)
                                                                 --------------  --------------
                                                                        51,308          50,815
    Less cost shares of treasury stock                                     (75)            (75)
                                                                 --------------  --------------
      TOTAL STOCKHOLDERS' EQUITY                                        51,233          50,740
                                                                 --------------  --------------
      TOTAL LIABILITIES, REDEEMABLE COMMON
        STOCK, AND STOCKHOLDERS' EQUITY                          $     415,810   $     407,672
                                                                 ==============  ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
* DERIVED FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      2005           2004
                                                 --------------  -------------
INTEREST INCOME:
    Loans                                        $       3,935   $       2,189
    Securities - Taxable                                 1,243             996
    Securities - Nontaxable                                146              95
    Federal funds sold                                      80               8
    Interest-bearing deposits at other banks                41              37
                                                 --------------  -------------
      TOTAL INTEREST INCOME                              5,445           3,325
                                                 --------------  -------------

INTEREST EXPENSE:
    Deposits                                             1,294             858
    Other borrowings                                         5               8
                                                 --------------  -------------
      TOTAL INTEREST EXPENSE                             1,299             866
                                                 --------------  -------------

      NET INTEREST INCOME                                4,146           2,459
PROVISION FOR LOAN LOSSES                                  121              81
                                                 --------------  -------------
      NET INTEREST INCOME AFTER PROVISION
        FOR LOAN LOSSES                                  4,025           2,378
                                                 --------------  -------------

OTHER INCOME:
    Service charges on deposit accounts                    760             418
    Other service charges and fees                         175             108
    Impairment charge on investments (Note 5)             (600)              -
    Net gain on sale of loans                               39              81
    Other operating income                                 146             107
                                                 --------------  -------------
      TOTAL OTHER INCOME                                   520             714
                                                 --------------  -------------

OTHER EXPENSES:
    Salaries and employee benefits                       1,695             958
    Equipment and occupancy expenses                       367             175
    Amortization of intangibles                            345             138
    Other operating expenses                               994             518
                                                 --------------  -------------
      TOTAL OTHER EXPENSES                               3,401           1,789
                                                 --------------  -------------

      INCOME BEFORE INCOME TAXES                         1,144           1,303
INCOME TAX EXPENSE                                         325             381
                                                 --------------  -------------
      NET INCOME                                 $         819   $         922
                                                 ==============  =============

EARNINGS PER SHARE                               $        0.23   $        0.42
DIVIDENDS PER SHARE                              $       0.120   $       0.115
WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING       3,571,556       2,180,585

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                       (UNAUDITED)

                                                               (DOLLARS IN THOUSANDS)
                                                                2005           2004
                                                            -------------  -------------
NET INCOME                                                  $         819  $         922

OTHER COMPREHENSIVE LOSS:
    Unrealized holding gains on securities
      available for sale arising during period, net of tax            153             17
                                                            -------------  -------------

COMPREHENSIVE INCOME                                        $         972  $         939
                                                            =============  =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                         (UNAUDITED)

                                                                   (DOLLARS IN THOUSANDS)
                                                                    2005            2004
                                                               --------------  --------------
OPERATING ACTIVITIES
    Net income                                                 $         819   $         922
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                       187             106
      Amortization of intangibles                                        345             137
      Provision for loan losses                                          121              81
      Impairment loss on investment securities                           600               -
      (Increase) decrease in interest receivable                         (88)            115
      Increase (decrease) in interest payable                             24            (125)
      Net (increase) decrease in mortgage loans held for sale            604            (197)
      Net other operating activities                                    (209)             61
                                                               --------------  --------------

        Net cash provided by operating activities                      2,403           1,100
                                                               --------------  --------------

INVESTING ACTIVITIES
    Purchases of securities held to maturity                          (8,667)              -
    Proceeds from maturities of securities held to maturity            4,469           7,375
    Purchases of securities available for sale                        (7,991)              -
    Proceeds from maturities of securities available for sale          2,471               -
    Purchases of restricted equity securities                             (1)              -
    Net decrease in interest-bearing deposits in banks                   227               7
    Net decrease in federal funds sold                                 6,296           5,375
    Net increase in loans                                             (3,011)         (8,373)
    Purchase of premises and equipment                                  (561)           (119)
    Proceeds from sale of other real estate owned                        215               -
                                                               --------------  --------------

        Net cash provided by (used in) investing activities           (6,553)          4,265
                                                               --------------  --------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                6,954          (3,346)
    Principal repayments on other borrowings                             (55)            (55)
    Dividends paid                                                      (429)           (243)
                                                               --------------  --------------

        Net cash provided by (used in) financing activities            6,470          (3,644)
                                                               --------------  --------------

Net increase in cash and due from banks                                2,320           1,721

Cash and due from banks at beginning of year                           9,814           7,262
                                                               --------------  --------------

Cash and due from banks at end of year                         $      12,134   $       8,983
                                                               ==============  ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                      (UNAUDITED)

                                                             (DOLLARS IN THOUSANDS)
                                                               2004           2003
                                                           -------------  -------------
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
      Interest                                             $       1,276  $         997

      Income taxes                                         $           4  $          46

NONCASH TRANSACTION
    Principal balances of loans transferred
      to other real estate owned                           $           -  $           -


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. ("SouthCrest," or the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson ("Upson") and The First National Bank of Polk County ("FNB Polk"). Both banks are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties. FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. FNB Polk primarily serves its primary market area of Polk County.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Form 10-KSB (Registration No. 333-112845).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson and The First National Bank of Polk County. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications to prior year balance sheets and income statements have been made to conform to current classifications. These reclassifications have no impact on net income or stockholders' equity reported for the previous year.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of share outstanding during the period, which totaled 3,571,556 and 2,180,585 for the three months ended March 31, 2005 and 2004, respectively. Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at March 31, 2005 and 2004.

At the Company's annual shareholders' meeting held May 12, 2005, shareholders approved the adoption of the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan, which provides for up to 549,000 shares of the Company's stock to be awarded in the form of stock options. No options have been issued under the Plan.

NOTE 3 - LOANS RECEIVABLE

Major classifications of loans and leases are as follows (dollars in thousands):

                                          MARCH 31,    December 31,
                                             2005          2004
                                         ------------  -------------
Commercial, financial, and agricultural  $     18,191  $      18,560
Real estate - construction                     30,535         25,265
Real estate - mortgage                        145,613        145,413
Consumer                                       34,543         35,680
Other                                           3,716          4,415
                                         ------------  -------------
                                              232,598        229,333

Less:  Unearned income                            122            101
Less:  Allowance for loan losses                3,208          3,161
                                         ------------  -------------
Loans, net                               $    229,268  $     226,071
                                         ============  =============

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

At its Annual Meeting of Shareholders held May 12, 2005, the Company's shareholders approved the adoption of the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, the Board of Directors may award up to 549,000 shares of the Company's common stock in the form of stock options or stock appreciation rights. Adoption of the Plan is not expected to have a material effect on the financial statements.

NOTE 5 -- IMPAIRMENT OF SECURITIES

In the quarter ended March 31, 2005, the Company recorded an impairment charge of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary impairment charge was based upon a detailed impairment analysis of these securities. Losses on the securities were previously recognized in the equity section of the balance sheet.

NOTE 6 - COMPLETION OF MERGER WITH FIRST POLK BANKSHARES, INC.

On September 30, 2004 the Company completed its merger with First Polk Bankshares, Inc., a bank holding company based in Cedartown, Georgia and the parent company of The First National Bank of Polk County. In connection with this merger, the Company issued 1,484,029 shares of common stock in exchange for all the outstanding common shares of Polk Bankshares, Inc. A stipulation to the merger agreement was that shareholders of both companies could elect to redeem their shares at a price of $16.00 per share, with the provision that the maximum aggregate amount of cash that would be paid to shareholders electing cash would be $1.5 million, or 93,750 shares. As a result, 93,058 shares were redeemed for cash for a total of $1,488,928.

The merger was accounted for under the purchase method of accounting. The purchase price of $24,217,000 was allocated to the fair values of First Polk's assets and liabilities, and resulted in the recording of a Core Deposit Intangible totaling $6.0 million which will be amortized over its estimated life of 10 years. Results of operations for The First National Bank of Polk County are included in the results of operations of SouthCrest prospectively from the date of merger.

The following schedule presents unaudited pro forma information for revenues and net income as if the combination had occurred at the beginning of each period. Revenues include net interest income plus other income less proforma merger adjustments affecting revenues. Net income includes the net income of the two entities less the proforma effect of merger adjustments, including the amortization of intangibles:

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)   2005    2004

Revenues                                         $4,666  $5,491
Net Income                                       $  819  $1,412
Earnings per share                               $ 0.23  $ 0.39

                SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of SouthCrest Financial Group, Inc. and its bank subsidiaries, Bank of Upson and the First National Bank of Polk County during the period included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," of SouthCrest Financial Group, Inc. are "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and
(8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements for the year ended December 31, 2004 included in our Form 10-KSB (Registration No. 333-112845). Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values. Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, intangible assets, and acquisition purchase accounting adjustments. Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.

RECENT DEVELOPMENTS

On September 30, 2004 we completed our merger with First Polk Bankshares, Inc. ("First Polk"), whereby First Polk merged with and into Upson Bankshares, Inc., with the name of the surviving company changing to SouthCrest Financial Group, Inc. The merger combined our business with that of First Polk's under a single holding company. As a result of the merger, SouthCrest owns two bank subsidiaries: Bank of Upson and The First National Bank of Polk County. Our combined company provides a full line of commercial and consumer services and products and operates eight full-service bank offices located in Upson, Polk and Meriwether Counties.

Subsequent to the merger, shareholders of both companies could elect to redeem their shares at a price of $16.00 per share, with the provision that the maximum aggregate amount of cash that would be paid to shareholders electing cash would be $1.5 million, or 93,750 shares. After the merger was completed on September 30, 2004, shareholders were given a period of time in which to elect to receive cash in lieu of stock. As a result, 93,058 shares were redeemed for cash for a total of $1,488,928.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of March 31, 2005, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

At March 31, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                           Minimum
                                           Required
                               Minimum    to be Well
                              Required   Capitalized   Consolidated   Upson    Polk
                              ---------  ------------  -------------  ------  ------
Risk-based capital ratios
    Total risk based capital      8.00%        10.00%         17.77%  15.42%  21.44%
    Tier 1                        4.00%         6.00%         16.63%  14.33%  20.19%
Tier 1 leverage ratio             4.00%         5.00%         10.85%   9.72%  11.76%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

In the fourth quarter of 2004, FNB Polk began a branch construction project to double the size of its Rockmart branch, increasing its size from approximately 4,200 square feet to 9,200 square feet. The project is estimated to cost approximately $950,000 and should be completed in the second quarter of 2005. Bank of Upson will begin a project to rebuild its main office in Thomaston, Georgia. This project will replace substantially all of its current facility, increasing its size from 16,000 to 26,000 square feet. Management expects that the construction will begin in May 2005, and will take place in phases, requiring approximately eighteen months to complete. The approximate cost of the project is estimated to be between $4.75 million and $5.25 million. In November, 2004 Upson opened a new full-service branch office in Fayetteville, Fayette County, Georgia operating under the name of "SouthCrest Bank." The branch is located in a leased facility and is subject to a five-year lease.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of March 31, 2005 and December 31, 2004 are as follows (dollars in thousands):

                                MARCH 31,    December 31,
                                  2005           2004
                              -------------  -------------
Commitments to extend credit  $      27,246  $      22,391
Credit card commitments               7,713          7,584
Commercial letters of credit            212            261
                              -------------  -------------
                              $      35,171  $      30,236
                              =============  =============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2005, we had federal funds lines of credit totaling $18.9 million in place with three banks, and a $33.3 million line of credit with the Federal Home Loan Bank of Atlanta.

FINANCIAL CONDITION

Our total assets increased from $407.7 million at December 31, 2004 to $415.8 million at March 31, 2005, an increase of $8.1 million, or 2.0%. During the quarter, total loans increased $3.2 million, or 1.4%, while loans held for sale declined $604,000. The increase in loans was due to a focus on loan growth with the opening of a new branch in Fayetteville, Georgia. Securities available for sale increased $5.1 million while securities held to maturity increased $4.1 million.

Deposits increased $7.0 million during the first quarter of 2004. The increase in loans and securities was funded by this increase in deposits, as well as by a decline in fed funds sold of $6.3 million. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company's loan growth.

Our total stockholders' equity increased by $493,000 during the quarter. Of this increase, $153,000 was due to an improvement in unrealized losses on securities available for sale, net of deferred taxes, during the quarter ended March 31, 2005.

LOAN PORTFOLIO. The following table presents various categories of loans contained in First National Bank of Polk County and Bank of Upson's loan portfolios as of March 31, 2005 and December 31, 2004.

                                           MARCH 31,    December 31,
                                             2005           2004
                                         -------------  -------------
Commercial, financial, and agricultural  $      18,191  $      18,560
Real estate - construction                      30,535         25,265
Real estate - mortgage                         145,613        145,413
Consumer                                        34,543         35,680
Other                                            3,716          4,415
                                         -------------  -------------
                                               232,598        229,333
Less:  Unearned income                             122            101
Less:  Allowance for loan losses                 3,208          3,161
                                         -------------  -------------
Loans, net                               $     229,268  $     226,071
                                         =============  =============

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks' loan portfolios as of March 31, 2005 and December 31, 2004:

                                MARCH 31,    DECEMBER 31,
(Dollars in thousands)            2005           2004
                              -------------  -------------
Nonaccrual loans              $         533  $         190

Loans past due 90 days or
  more and still accruing     $         129  $         186

Loans restructured under
  troubled debt               $           -  $           -

Information regarding impaired loans as of March 31, 2005 and December 31, 2004 are as follows:

                                                                          MARCH 31,    DECEMBER 31,
(Dollars in thousands)                                                      2005           2004
                                                                        -------------  -------------
Impaired loans without a valuation allowance                            $         533  $         190

Impaired loans with valuation allowances of $80 and $29, respectively   $         533  $         190

Average investment in impaired loans                                    $         353  $          47

SUMMARY OF LOAN LOSS EXPERIENCE. An analysis of SouthCrest's loan loss experience is included in the following table for the periods ended March 31, 2005 and 2004 (dollars in thousands):

Analysis of Allowance for Loan Losses
For The Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)

                                       2005            2004
                                  --------------  --------------
Balance at beginning of period    $       3,161   $       1,825
Chargeoffs
    Commercial loans                         95               -
    Real estate - construction                -               -
    Real estate - mortgage                    -               6
    Consumer                                  3              51
    Other                                    80              38
                                  --------------  --------------
Total Chargeoffs                            178              95
                                  --------------  --------------

Recoveries
    Commercial loans                          -               -
    Real estate - construction                -               -
    Real estate - mortgage                    2              17
    Consumer                                 52              27
    Other                                    50              28
                                  --------------  --------------
Total recoveries                            104              72
                                  --------------  --------------

Net (chargeoffs)                            (74)            (23)
Additions charged to operations             121              81
                                  --------------  --------------
Balance at end of period          $       3,208   $       1,883
                                  ==============  ==============

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as of March 31, 2005 was $3,208,000 compared to $3,161,000 at December 31, 2004 and $1,883,000 at
March 31, 2004. The large increase in the allowance since March 31, 2004 relates to the $1.26 million addition to the allowance attributable to the merger with FNB Polk. As a percentage of gross loans, the allowance for loan losses was 1.38% at March 31, 2005 compared to 1.37% as of December 31, 2004. The provision for loan losses during the three-month period ended March 31, 2005 of $121,000 was the result of management's assessment of risks inherent in the loan portfolio. Information provided from internal loan review procedures provided by management and from the Banks' primary regulatory agency, and other information known to the Banks' Boards of Directors, are utilized by the Boards of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, the Banks' Boards of Directors attempt to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net income for the three-month period ended March 31, 2005 amounted to $819,000 or $0.23 basic earnings per share, compared to net income of $922,000, or $0.42 basic earnings per share, for the same three-month period in 2004, a decrease of $103,000 or 11.1%. The decline in earnings per share is caused by an increase in the number of shares outstanding as a result of the merger with First Polk Bankshares, Inc. as of September 30, 2004. The following is a brief discussion of the more significant components of net income during this period.

NET INTEREST INCOME. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. Net interest income for the three months ended March 31, 2005 increased $1,687,000 or 68.6% over the same period in 2004. Much of the increase is the result of the increase in volume that resulted from the September 30, 2004 merger with FNB Polk. The average yield on earning assets increased 3 basis points because loans comprised 60.3% of the total average earning assets for the period ended March 31, 2005 compared to 55.1% for the same period in 2004. This results in a higher yield on earning assets because loans earn a higher rate of interest than investment securities and other earning assets. In addition, the average cost of funds declined by 8 basis points due to the lower cost of deposits at FNB Polk. These changes resulted in the net yield on earning assets increasing from 4.28% for the quarter ended March 31, 2004 to 4.43% for the same period in 2005. The net interest spread increased from 3.96% in 2004 to 4.07% in 2005.

The following presents, for the three month periods ended March 31, 2005 and 2004, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds. The table also presents the changes in income and expense attributable to changes in volume and changes in average rates.

                                Average Consolidated Balance Sheets and Net Interest Income Analysis
                                          For the Three Months Ended March 31,
                                                 (Dollars in thousands)

                                                                              Income
                                    Average Balances (1)  Yields / Rates     /Expense      Increase      Change Due to
                                      2005       2004      2005    2004    2005    2004   (Decrease)    Rate     Volume
                                    ---------  ---------  ------  ------  ------  ------  -----------  -------  --------
ASSETS
Loans                               $228,871   $128,159    6.97%   6.93%  $3,935  $2,189  $    1,746   $   13   $ 1,733
Taxable securities                   119,350     89,397    4.22%   4.52%   1,243     996         247     (407)      654
Nontaxable securities                 12,892      7,634    4.59%   5.05%     146      95          51      (56)      107
Federal funds sold                    13,184      2,659    2.46%   1.22%      80       8          72       15        57
Interest bearing deposits in
banks                                  5,022      4,917    3.31%   3.05%      41      37           4        3         1
                                    ---------  ---------                  ------  ------  -----------  -------  --------
Total earning assets                 379,319    232,766    5.82%   5.79%   5,445   3,325       2,120     (432)    2,552
                                                                          ------  ------  -----------  -------  --------
Cash and due from banks               11,495      7,672
Allowance for loan losses             (3,183)    (1,861)
Other assets                          26,004     14,350

                                    ---------  ---------
Total                               $413,635   $252,927
                                    =========  =========

LIABILITIES AND EQUITY
Interest bearing demand (2)         $114,843   $ 72,661    0.87%   0.69%  $  245  $  123  $      122   $   38   $    84
Savings                               36,113     19,442    0.49%   0.48%      44      23          21        1        20
Certificates of deposit              149,473     98,817    2.73%   2.92%   1,005     712         293     (301)      594
                                    ---------  ---------                  ------  ------  -----------  -------  --------
Total interest bearing deposits      300,429    190,920    1.75%   1.82%   1,294     858         436     (262)      698
Short-term borrowed funds                  -        347       -    1.17%       -       1          (1)       -        (1)
Long-term debt                           371        482    5.47%   5.89%       5       7          (2)       -        (2)
                                    ---------  ---------                  ------  ------  -----------  -------  --------
Total interest bearing liabilties    300,800    191,749    1.75%   1.83%   1,299     866         433     (262)      695
                                                                          ------  ------  -----------  -------  --------
Noninterest bearing demand
deposits                              57,282     32,497
Other liabilities                      4,098      2,163
Shareholders' equity                  51,441     26,518
                                    ---------  ---------
Total                               $413,621   $252,927
                                    =========  =========

Net interest income                                                       $4,146  $2,459  $    1,687   $ (170)  $ 1,857
                                                                          ======  ======  ===========  =======  ========
Net interest yield on earning
assets                                                     4.43%   4.28%
Net interest spread                                        4.07%   3.96%

(1)   Daily averages
(2)   Includes money market accounts

OTHER INCOME. Total other income for the three-month period ended March 31, 2005 amounted to $520,000, compared to $714,000 for the same period in 2004, a decline of $194,000 or 27.2%. This decrease is principally due to an impairment charge of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis of these securities. Previous losses on the securities were recognized in the equity section of the balance sheet. The Company's conclusion considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Excluding the impairment charge, other income would have increased $406,000 over the same period last year.

The gain on sale of loans was $39,000 compared to $81,000 a year ago. Upson originated and sold mortgage loans totaling $2.9 million during the first quarter of 2005 without recourse compared with $5.4 million for the first quarter of 2004. Mortgage loan originations have slowed in the year due to an increase in mortgage loan interest rates in the latter half of 2004. Service charges on deposit accounts was $760,000 or 67.9% of total other income for 2005 prior to the investment impairment charge compared with

$418,000 or 58.5% of total other income for the same period in 2004. Other service charges and fees increased $67,000 or 62.0% to $175,000.

OTHER EXPENSES. Other expenses for the three-month period ended March 31, 2005 amounted to $3,401,000 compared to $1,789,000 for the same period in 2004, an increase of $1,612,000 or 90.1%. Of this increase, $1,412,000 relates to FNB Polk. The largest component of other expenses is salaries and employee benefits, which grew $737,000, or 76.9% to $1,695,000. Of this increase $678,000 relates to FNB Polk. In addition, in the quarter ended March 31, 2005 the Company recorded deferred direct loan origination costs of $255,000 compared to $107,000 for the same period in 2004.

INCOME TAXES. The Company recorded income taxes totaling $325,000 and $381,000 for the three-month periods ending March 31, 2005 and 2004, respectively. Effective tax rates for the periods were 28.2% and 29.2%, respectively.

ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company has not implemented or terminated a stock repurchase program relating to its common stock. The Company has not otherwise repurchased any shares of its common stock during the quarter ended March 31, 2005.


ITEM 6. EXHIBITS.

     Exhibits.

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

                        SouthCrest Financial Group, Inc.
                                  (Registrant)


DATE:  May 16, 2005          BY:  /s/ Larry T. Kuglar
                                  -------------------
                                  Larry T. Kuglar.
                                  President and Chief Executive Officer

DATE:  May 16, 2005          BY:  /s/ Douglas J. Hertha
                                  ---------------------
                                  Douglas J. Hertha
                                  Senior Vice President, Chief Financial Officer