Form 10QSB
period 2005-06-30
SOUTHCREST FINANCIAL GROUP INC
filed 2005-08-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-112845

SouthCrest Financial Group, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	58-2256460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 North Glynn Street
Fayetteville, GA 30214
(Address of principal executive offices)

(770)-461-2781
(Issuer’s telephone number)

____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2005: 3,571,556.

Transitional Small Business Disclosure Format Yes ☐  No ☒

SouthCrest Financial Group, Inc.
And Subsidiaries

Table on Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

	(Dollars in thousands)
Assets	(Unaudited) June 30, 2005	(*) December 31, 2004
Cash and due from banks	$11,493	$9,814
Interest-bearing deposits at other financial institutions	4,554	5,246
Federal funds sold	-	9,930
Securities available for sale	48,926	41,060
Securities held to maturity (fair value $88,016 and $88,239)	88,065	87,921
Restricted equity securities, at cost	1,288	620
Loans held for sale	388	675
Loans, net of unearned income	247,115	229,232
Less allowance for loan losses	3,253	3,161
Loans, net	243,862	226,071
Premises and equipment, net	10,127	8,886
Goodwill	2,665	2,665
Other intangible assets, net	4,660	5,211
Other assets	9,307	9,413
Total assets	$425,335	$407,512

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$57,360	$56,477
Interest-bearing	307,511	295,775
Total deposits	364,871	352,252
Federal Home Loan Bank advances	330	385
Federal funds purchased	2,060	-
Note payable	1,500	-
Other liabilities	3,689	3,685
Total liabilities	372,450	356,322

Commitments and contingencies

Redeemable common stock held by ESOP	485	450

Stockholders' equity
Common stock, par value $1; 10,000,000 shares authorized, 3,578,724 issued	3,579	3,579
Additional paid in capital	40,715	40,715
Retained earnings	8,216	6,931
Accumulated other comprehensive loss	(35)	(410)
	52,475	50,815
Less cost of shares of treasury stock	(75)	(75)
Total stockholders' equity	52,400	50,740
Total liabilities, redeemable common stock, and stockholders' equity	$425,335	$407,512

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Table on Contents

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months		Six Months
	2005	2004	2005	2004
Interest income:
Loans	$4,243	$2,211	$8,178	$4,400
Securities - Taxable	1,311	866	2,554	1,862
Securities - Nontaxable	141	97	287	192
Federal funds sold	52	10	132	18
Interest-bearing deposits at other banks	50	36	91	73
Total interest income	5,797	3,220	11,242	6,545

Interest expense:
Deposits	1,471	824	2,765	1,682
Other borrowings	11	9	16	17
Total interest expense	1,482	833	2,781	1,699

Net interest income	4,315	2,387	8,461	4,846
Provision for loan losses	152	91	273	172
Net interest income after provision for loan losses	4,163	2,296	8,188	4,674

Other income:
Service charges on deposit accounts	876	511	1,636	929
Other service charges and fees	193	121	368	229
Impairment charge on investments (Note 4)	-	-	(600)	-
Net gain on sale of loans	39	60	78	141
Other operating income	121	52	267	159
Total other income	1,229	744	1,749	1,458

Other expenses:
Salaries and employee benefits	1,796	934	3,491	1,892
Equipment and occupancy expenses	381	175	748	350
Amortization of intangibles	206	137	551	275
Other operating expenses	1,030	553	2,024	1,071
Total other expenses	3,413	1,799	6,814	3,588

Income before income taxes	1,979	1,241	3,123	2,544
Income tax expense	621	366	946	747
Net income	$1,358	$875	$2,177	$1,797

Earnings per share	$0.38	$0.40	$0.61	$0.82
Dividends per share	$0.120	$0.115	$0.240	$0.230
Weighted average number of shares outstanding	3,571,556	2,180,585	3,571,556	2,180,585

Table on Contents

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three And Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollars in thousands)

	Three Months		Six Months
	2005	2004	2005	2004

Net income	$1,358	$875	$2,177	$1,797

Other comprehensive income (loss):

Unrealized holding gain (loss) on securities available for sale arising during period, net of tax	222	(43)	375	(26)

Comprehensive income	$1,580	$832	$2,552	$1,771

See Notes to Condensed Consolidated Financial Statements.

Table on Contents

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollars in thousands)

	2005	2004

OPERATING ACTIVITIES
Net income	$2,177	$1,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	382	213
Amortization of intangibles	551	275
Provision for loan losses	273	172
Impairment loss on investment securities	600	-
Decrease in interest receivable	149	59
Increase (decrease) in interest payable	130	(170)
Net gain on sale of loans	(78)	(141)
Originations of mortgage loans held for sale	(5,942)	(11,065)
Proceeds from sales of mortgage loans held for sale	6,307	11,526
Net other operating activities	(547)	408

Net cash provided by operating activities	4,002	3,074

INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,667)	(4,095)
Proceeds from maturities of securities held to maturity	8,411	13,182
Purchases of securities available for sale	(12,001)	-
Proceeds from maturities of securities available for sale	4,053	-
Purchases of restricted equity securities	(668)	(90)
Net (increase) decrease in interest-bearing deposits in banks	692	(86)
Net decrease in federal funds sold	9,930	7,900
Net increase in loans	(17,830)	(8,360)
Purchase of premises and equipment	(1,623)	(233)
Proceeds from sale of other real estate owned	113	-

Net cash provided by (used in) investing activities	(17,590)	8,218

FINANCING ACTIVITIES
Net increase (decrease) in deposits	12,619	(10,827)
Principal repayments on Federal Home Loan Bank advances	(55)	(55)
Net increase in federal funds purchased	2,060	695
Proceeds from other borrowings	1,500	-
Dividends paid	(857)	(494)

Net cash provided by (used in) financing activities	15,267	(10,681)

Net increase in cash and due from banks	1,679	611
Cash and due from banks at beginning of year	9,814	7,262

Cash and due from banks at end of period	$11,493	$7,873

See Notes to Condensed Consolidated Financial Statements.

Table on Contents

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Six Months Ended June 30, 2005 and 2004
(Unaudited)

	(Dollars in thousands)
	2005	2004

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,651	$1,869
Income taxes	1,165	369

NONCASH TRANSACTION

Principal balances of loans transferred to other real estate owned	$184	$105
Increase in redeemable common stock held by ESOP	35	-
Unrealized gain (loss) on securities available for sale, net	375	(26)

See Notes to Condensed Consolidated Financial Statements.

Table on Contents

SouthCrest Financial Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest,” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”) and The First National Bank of Polk County (“FNB Polk”). Both banks are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties. FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. FNB Polk primarily serves its primary market area of Polk County.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-KSB (Registration No. 333-112845).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson and The First National Bank of Polk County. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications to prior year balance sheets and income statements have been made to conform to current classifications. These reclassifications have no impact on net income or stockholders’ equity reported for the previous year.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, which totaled 3,571,556 and 2,180,585 for the three- and six-months ended June 30, 2005 and 2004, respectively. Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at June 30, 2005 and 2004.

At the Company’s annual shareholders’ meeting held May 12, 2005, shareholders approved the adoption of the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), which provides for up to 549,000 shares of the Company’s stock to be awarded in the form of stock options. No options have been issued under the Plan. The impact of the Plan on the Company’s consolidated financial statements is not currently known, and will depend on the number of shares awarded under the Plan, the strike price at which options granted may be exercised, the time period over which those shares become exercisable by the recipient, and other criteria in determining the fair value of such options.

NOTE 3 - LOANS RECEIVABLE

Major classifications of loans and leases are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Commercial, financial, and agricultural	$19,032	$18,560
Real estate - construction	33,915	25,265
Real estate - mortgage	155,172	145,413
Consumer	33,424	35,680
Other	5,766	4,415
	247,309	229,333
Unearned income	(194)	(101)
Allowance for loan losses	(3,253)	(3,161)
Loans, net	$243,862	$226,071

Table on Contents

NOTE 4 - IMPAIRMENT OF SECURITIES

In the quarter ended March 31, 2005, the Company recorded an impairment charge of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary impairment charge was based upon a detailed impairment analysis of these securities. Losses on the securities were previously recognized in the equity section of the balance sheet.

NOTE 5 - OTHER BORROWED FUNDS

On June 29, 2005 the Company entered into a $2 million line of credit on which it had drawn $1.5 million as of June 30, 2005. In July 2005 the line was repaid. The line of credit is available for a period of one year and is secured by the common stock of the Company’s subsidiary banks. The interest rate for the line of credit is established as prime rate minus 0.50%. Interest is payable quarterly with any unpaid principal due at maturity. The agreement contains restrictions concerning the maintenance of certain minimum capital levels and regulatory capital ratios, loan loss reserves, and profitability ratios. The primary purpose of the line is to provide funds for the Company that may be needed in connection with its announced stock repurchase plan.

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
The merger was accounted for under the purchase method of accounting. Accordingly, results of operations for The First National Bank of Polk County are included in the results of operations of SouthCrest prospectively from the date of merger, and the purchase price of $24.2 million was allocated to the fair values of First Polk’s assets and liabilities. During the quarter ended June 30, 2005 the Company completed its valuation study of the core deposit intangible asset acquired in connection with the merger. In accordance with accounting requirements, the purchase accounting allocation for this transaction was adjusted to reflect the fair values from this valuation study. As a result, the core deposit intangible asset was adjusted from $6 million to $2.4 million with the remainder being reallocated to goodwill of $2.7 million and deferred income taxes of $0.9 million. Such account reclassifications are reflected as of December 31, 2004 and have no effect on stockholders’ equity as previously reported. The core deposit intangible will be amortized on an accelerated basis with $551,000 expensed in the first year following consummation of the purchase declining to $252,000 in the second year and $199,000 in future years. The Company will perform impairment testing of goodwill and the core deposit intangible annually as of a September 30 anniversary date.

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

(dollars in thousands except per share amounts)
	Three Months		Year To Date
	2005	2004	2005	2004
Revenues	$7,026	$6,478	$12,991	$13,021
Net Income	$1,358	$1,483	$2,177	$2,895
Earnings per share	$0.38	$0.40	$0.61	$0.79

Table on Contents

NOTE 7 - INTANGIBLE ASSETS

The following information relates to intangible assets (dollars in thousands)

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$2,665	$-	$2,665	$-

Core Deposit Intangible	$7,674	$(3,014)	$7,674	$(2,463)

Amortization expense was $206,000 and $551,000 for the three and six months ended June 30, 2005, and $137,000 and $275,000 for the three and six months ended June 30, 2004. Estimated amortization expense for the current and future years is as follows (dollars in thousands):

2005	$963
2006	785
2007	750
2008	750
2009	725
Thereafter	1,238
Total	$5,211

Table on Contents

SouthCrest Financial Group, Inc. and Subsidiaries

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Table on Contents

Accounting Pronouncements Affecting Future Periods

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first fiscal year reporting period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. The Company has adopted a stock incentive plan, as discussed in Note 2, but has not awarded any shares under the Plan. The adoption of this standard would have no effect on the current financial statements; yet, upon grants of options under the Plan, the Company’s consolidated financial statements will be effected with the expensing of such awards commencing in 2006.

Recent Developments

On September 30, 2004 we completed our merger with First Polk Bankshares, Inc. (“First Polk”), whereby First Polk merged with and into Upson Bankshares, Inc., with the name of the surviving company changing to SouthCrest Financial Group, Inc. The merger combined our business with that of First Polk’s under a single holding company. As a result of the merger, SouthCrest owns two bank subsidiaries: Bank of Upson and The First National Bank of Polk County. Our combined company provides a full line of commercial and consumer services and products and operates nine full-service bank offices located in Upson, Polk, Fayette and Meriwether Counties.

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

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2005, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory. In addition, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2005, we had total federal funds lines of credit totaling $19.79 million in place with three banks, and a $20.0 million line of credit with the Federal Home Loan Bank of Atlanta.

At June 30, 2005, our capital ratios substantially exceeded regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Minimum Required	Minimum Required to be Well Capitalized	Consolidated	Upson	Polk

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	18.69%	15.93%	22.40%
Tier 1	4.00%	6.00%	17.51%	14.76%	21.15%
Tier 1 leverage ratio	4.00%	5.00%	11.13%	9.69%	12.68%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

In the fourth quarter of 2004, FNB Polk began a branch construction project to double the size of its Rockmart branch, increasing its size from approximately 4,200 square feet to 9,200 square feet. The project was completed in July 2005 with the final cost of $950,000. Bank of Upson has begun a project to rebuild its main office in Thomaston, Georgia. This project will replace substantially all of its current facility, increasing its size from 16,000 to 26,000 square feet. Management expects that the construction for this project, which will take place in phases, will require approximately eighteen months to complete. The approximate cost of the project is estimated to be between $4.75 million and $5.25 million.

In November, 2004 Upson opened a new full-service branch office in Fayetteville, Fayette County, Georgia operating under the name of “SouthCrest Bank.” The branch is located in a leased facility and is subject to a five-year lease.

Table on Contents

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of June 30, 2005 and December 31, 2004 are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Commitments to extend credit	$31,260	$22,391
Credit card commitments	7,739	7,584
Commercial letters of credit	161	261
	$39,160	$30,236

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

Financial Condition

Our total assets increased from $407.5 million at December 31, 2004 to $425.3 million at June 30, 2005, an increase of $17.8 million, or 4.4%. During this six month period, total loans increased $17.9 million, or 7.8%. The increase in loans was due to a focus on loan growth with the opening of a new branch in Fayetteville, Georgia. Securities available for sale increased $7.9 million while securities held to maturity increased $144,000. Federal funds sold declined $9.9 million.

During the quarter ended June 30, 2005, the Company completed its valuation study of the core deposit intangible asset acquired in connection with its merger with First Polk Bankshares, Inc. In accordance with accounting requirements, the purchase accounting allocation for this transaction was adjusted to reflect the fair values from this valuation study. As a result, the core deposit intangible asset was adjusted from $6 million to $2.4 million with the remainder being reallocated to goodwill of $2.7 million and deferred income taxes of $0.9 million. Such account reclassifications are reflected as of December 31, 2004 and have no effect on shareholders’ equity as previously reported. The core deposit intangible will be amortized on an accelerated basis with $551,000 expensed in the first year following consummation of the purchase declining to $252,000 in the second year and $199,000 in future years. The Company will perform impairment testing of goodwill and the core deposit intangible annually as of a September 30 anniversary date.

Deposits increased $12.6 million during the six month period in 2005. The increase in loans and securities was funded by this increase in deposits, as well as by the decline in federal funds sold. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity increased by $1.7 million during the six months ended June 30, 2005, primarily from net earnings less cash dividends paid to stockholders. Of this increase, $375,000 was due to an improvement in the unrealized losses on securities available for sale, net of deferred taxes, during the period.

Loan Portfolio. The following table presents various categories of loans contained in Bank of Upson’s and The First National Bank of Polk County’s loan portfolios as of June 30, 2005 and December 31, 2004.

Table on Contents

(dollars in thousands)	June 30, 2005	December 31, 2004
Commercial, financial, and agricultural	$19,032	$18,560
Real estate - construction	33,915	25,265
Real estate - mortgage	155,172	145,413
Consumer	33,424	35,680
Other	5,766	4,415
	247,309	229,333
Unearned income	(194)	(101)
Allowance for loan losses	(3,253)	(3,161)
Loans, net	$243,862	$226,071

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of June 30, 2005 and December 31, 2004:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Nonaccrual loans	$177	$190
Loans past due 90 days or more and still accruing	$386	$186
Loans restructured under troubled debt	$-	$-

Information regarding impaired loans as of June 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Impaired loans without a valuation allowance	$-	$-
Impaired loans with valuation allowances of $27 and $29, respectively	$177	$190
Average investment in impaired loans for the period	$295	$47

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended June 30, 2005 and 2004:

Table on Contents

Analysis of Allowance for Loan Losses
For The Three And Six Months Ended June 30,
(dollars in thousands)	Three Months		Six Months
	2005	2004	2005	2004

Balance at beginning of period	$3,208	$1,883	$3,161	$1,825
Chargeoffs
Commercial loans	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - mortgage	11	17	11	23
Consumer	131	107	287	158
Other	62	39	84	77
Total Chargeoffs	204	163	382	258

Recoveries
Commercial loans	-	-	2	-
Real estate - construction	-	-	-	-
Real estate - mortgage	-	14	-	31
Consumer	91	49	146	76
Other	6	12	53	40
Total recoveries	97	75	201	147

Net (chargeoffs)	(107)	(88)	(181)	(111)
Additions charged to operations	152	91	273	172
Balance at end of period	$3,253	$1,886	$3,253	$1,886
Annualized ratio of net chargeoffs during the period to average loans outstanding during the period	0.18%	0.27%	0.16%	0.17%

Allowance for Loan Losses. The allowance for loan losses as of June 30, 2005 was $3,253,000 compared to $3,161,000 at December 31, 2004 and $1,876,000 at June 30, 2004. The large increase in the allowance since June 30, 2004 relates to the $1.26 million addition to the allowance attributable to the merger with FNB Polk. As a percentage of loans net of unearned interest, the allowance for loan losses was 1.32% at June 30, 2005 compared to 1.38% as of December 31, 2004, with most of this decline due to the $17.9 million increase in loans, as reserves for the new loans were generally provided for at rates less than 1.00%. The provision for loan losses during the six-month period ended June 30, 2005 of $273,000 was the result of management's assessment of risks inherent in the loan portfolio. Information provided from internal loan review procedures provided by management and from the Banks’ regulatory agencies, and other information known to the Banks' Boards of Directors, are utilized by the Boards of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, management and the Banks' Boards of Directors attempt to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Six Months Ended June 30, 2005 and 2004

Net income for the three-month period ended June 30, 2005 amounted to $1,358,000 or $0.38 basic earnings per share, compared to net income of $875,000, or $0.40 basic earnings per share, for the same three-month period in 2004, an increase of $483,000 or 55.2%. For the six-month year-to-date periods, net income was $2,177,000, or $0.61 per share, in 2005 compared to $1,797,000 in 2004. The declines in earnings per share are primarily caused by an increase in the number of shares outstanding as a result of the merger with First Polk Bankshares, Inc. as of September 30, 2004. The following is a brief discussion of the more significant components of net income during these periods.

Table on Contents

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, for the three month periods ended June 30, 2005 and 2004, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds. The table also presents the changes in income and expense attributable to changes in volume and changes in average rates.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Months Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2005	2004	2005	2004	2005	2004	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$237,533	$131,971	7.16%	6.74%	$4,243	$2,211	$2,032	$147	$1,885
Taxable securities	127,032	84,515	4.14%	4.12%	1,311	866	445	4	441
Nontaxable securities	12,413	7,908	4.56%	4.93%	141	97	44	(46)	90
Federal funds sold	6,907	5,137	3.02%	0.78%	52	10	42	37	5
Interest bearing deposits in banks	4,781	4,843	4.19%	2.99%	50	36	14	17	(3)
Total earning assets	388,666	234,374	5.98%	5.53%	5,797	3,220	2,577	159	2,418
Cash and due from banks	10,218	7,092
Allowance for loan losses	(3,195)	(1,909)
Other assets	26,445	12,468

Total	$422,134	$252,025

Liabilities and Equity
Interest bearing demand (2)	$116,727	$71,869	0.94%	0.71%	$273	$127	$146	$50	$96
Savings	37,684	20,108	0.48%	0.50%	45	25	20	(7)	27
Certificates of deposit	152,194	97,203	3.04%	2.78%	1,153	673	480	68	412
Total interest bearing deposits	306,605	189,180	1.92%	1.75%	1,471	825	646	111	535
Short-term borrowed funds	537	7	3.73%	0.00%	5	-	5	-	5
Long-term debt	347	440	6.94%	7.31%	6	8	(2)	-	(2)
Total interest bearing liabilities	307,489	189,627	1.93%	1.77%	1,482	833	649	111	538
Noninterest bearing demand deposits	58,698	33,203
Other liabilities	3,661	2,147
Shareholders' equity	52,286	27,048

Total	$422,134	$252,025
Net interest income					$4,315	$2,387	$1,928	$48	$1,880
Net interest yield on earning assets			4.45%	4.10%
Net interest spread			4.05%	3.76%

(1) Daily averages
(2) Includes money market accounts

Net interest income for the three months ended June 30, 2005 increased $1,928,000 or 80.8% over the same period in 2004. Much of the increase is the result of the increase in volume that resulted from the September 30, 2004 merger with FNB Polk. In addition, the average yield on earning assets increased 45 basis points, more than the increase in the average cost of interest bearing liabilities, which increased 16 basis points. The increase in the average yields on earning assets results from a change in the composition of earnings assets, as loans, which typically earn higher returns than other earning assets, comprise a larger portion of earning assets in the current year than in the previous year, increasing from 56.3% in 2004 to 61.1% in 2005. Increases in the prime interest rate as the Federal Reserve has increased the discount rate have contributed to the 42 basis points increase in overall loan yield for the 2005 period compared to 2004. Deposit costs have also increased in the 2005 period by 17 basis points compared to 2004. These changes resulted in the net yield on earning assets increasing from 4.10% for the quarter ended June 30, 2004 to 4.45% for the same period in 2005. The net interest spread increased from 3.76% in 2004 to 4.05% in 2005.

Table on Contents

The following presents, for the six month periods ended June 30, 2005 and 2004, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds, and the changes in income and expense attributable to changes in volume and changes in average rates.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Six Months Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2005	2004	2005	2004	2005	2004	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$233,226	$130,065	7.07%	6.80%	$8,178	$4,400	$3,778	$180	$3,598
Taxable securities	123,212	86,956	4.18%	4.31%	2,554	1,862	692	(164)	856
Nontaxable securities	12,651	7,771	4.57%	4.97%	287	192	95	(44)	139
Federal funds sold	10,028	3,898	2.65%	0.93%	132	18	114	62	52
Interest bearing deposits in banks	4,901	4,880	3.74%	3.01%	91	73	18	18	-
Total earning assets	384,018	233,570	5.90%	5.64%	11,242	6,545	4,697	52	4,645
Cash and due from banks	10,853	7,382
Allowance for loan losses	(3,189)	(1,885)
Other assets	26,226	13,409

Total	$417,908	$252,476

Liabilities and Equity
Interest bearing demand (2)	$115,790	$72,265	0.90%	0.70%	$518	$250	$268	$86	$182
Savings	36,903	19,775	0.49%	0.49%	89	48	41	-	41
Certificates of deposit	150,841	98,010	2.89%	2.84%	2,158	1,385	773	24	749
Total interest bearing deposits	303,534	190,050	1.84%	1.78%	2,765	1,683	1,082	110	972
Short-term borrowed funds	270	177	3.73%	1.14%	5	1	4	-	4
Long-term debt	359	461	6.18%	6.54%	11	15	(4)	(1)	(3)
Total interest bearing liabilities	304,163	190,688	1.84%	1.79%	2,781	1,699	1,082	109	973
Noninterest bearing demand deposits	57,994	32,850
Other liabilities	3,885	2,155
Shareholders' equity	51,866	26,783

Total	$417,908	$252,476
Net interest income					$8,461	$4,846	$3,615	$(57)	$3,672
Net interest yield on earning assets			4.44%	4.17%
Net interest spread			4.06%	3.85%

(1) Daily averages
(2) Includes money market accounts

Net interest income for the six months ended June 30, 2005 increased $3,615,000 or 74.6% over the same period in 2004 with increases largely due to the merger with FNB Polk. In addition, the average yield on earning assets increased 36 basis points, more than the increase in the average cost of interest bearing liabilities, which increased 5 basis points. For the year to date, the increase in the average yields on earning assets results from a change in the composition of earnings assets, as loans comprised 60.7% of the total average earning assets for the period ended June 30, 2005 compared to 55.7% for the same period in 2004. The net yield on earning assets increased from 4.17% for the quarter ended June 30, 2004 to 4.44% for the same period in 2005. The net interest spread increased from 3.85% in 2004 to 4.06% in 2005. The Company has maintained a net asset sensitive position in its asset/liability management. As interest rates have increased, its net interest margin has improved.

Other Income. Total other income for the three-month period ended June 30, 2005 amounted to $1,229,000, compared to $744,000 for the same period in 2004, an increase of $485,000, or 65.2%. For the six-month period ended June 30, 2005 total other income was $1,749,000, compared to $1,458,000 for the same period in 2004, an increase of $291,000 or 20.0%. The inclusion of First Polk in 2005 accounts for $396,000 of the increase in the second quarter and $626,000 of this increase for the year to date.

Table on Contents

The gain on sale of loans for the quarter ended June 30, 2005 was $39,000 compared to $60,000 for the same period a year ago. Upson originated and sold mortgage loans totaling $3.2 million during the second quarter of 2005 without recourse compared with $6.0 million for the second quarter of 2004. For the year to date period ended June 30, 2005, the gain on sale of loans was $78,000 resulting from volume sold of $6.2 million, compared to $141,000 in 2004 from volume of $11.4 million. Mortgage loan originations have slowed in the current year with an increase in mortgage loan interest rates in the latter half of 2004. Service charges on deposit accounts was $876,000 for the quarter in 2005 compared to $511,000 in 2004, and $1,636,000 for the year to date in 2005 compared to $929,000 in 2004, attributable to the addition of FNB Polk.

During the first quarter of 2005, the Company recorded an impairment charge of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis of these securities. Previous losses on the securities were recognized in the equity section of the balance sheet. The Company’s conclusion considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time.

Other Expenses. Other expenses for the three-month period ended June 30, 2005 amounted to $3,413,000 compared to $1,799,000 for the same period in 2004, an increase of $1,614,000, or 89.7%. Of this increase, $1,371,000 relates to FNB Polk. For the year-to-date period, other expenses were $6,814,000 for the current year compared to $3,588,000 for 2004, an increase of $3,226,000 or 89.9%. FNB Polk accounts for $2,674,000 of the increase for the year.

The largest component of other expenses is salaries and employee benefits, which grew $862,000, or 92.3% to $1,796,000 for the quarter ended June 30, 2005. FNB Polk accounted for $764,000 of the increase. For the year-to-date, salaries and benefits increased $1,599,000 to $3,491,000 with FNB Polk accounting for $1,344,000 of the increase.

Amortization of intangibles increased to $551,000 for the current year-to-date compared to $275,000 for the prior year, with the increase due to the core deposit intangible recorded as a result of the merger with FNB Polk. For further information, refer to discussion under “Financial Condition” on page 13.

Income Taxes. The Company recorded income taxes totaling $621,000 and $366,000 for the three-month periods ending June 30, 2005 and 2004, respectively. Effective tax rates for those periods were 31.4% and 29.5%, respectively. For the six-month periods ended June 30, income tax expense was $946,000 in 2005 and $747,000 for 2004. Effective tax rates for the periods were 30.3% and 29.4%, respectively. Tax-exempt interest income and income on bank owned life insurance are the primary reasons that the Company’s effective tax rate is less than the statutory 34% rate.

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

Table on Contents

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during this fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table on Contents

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell or issue any equity securities during the quarter. On June 27, 2005, the Company announced a stock repurchase program (the "Repurchase Program") under which the Company is authorized to repurchase up to 100,000 shares, or approximately 2.8%, of its outstanding common stock. The Repurchase Program will end after 100,000 shares are repurchased or December 31, 2005, whichever comes first. The repurchases, which will be conducted through open market purchases or privately negotiated purchases, will be made from time to time, subject to market conditions, at the discretion of management of the Company. As of June 30, 2005, no shares of the Company’s stock had been repurchased.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on May 12, 2005. The following directors were elected for their respective terms as indicated in the following table:

Name	Term to Expire	Votes For	Votes Withheld	Broker Nonvotes

Larry T. Kuglar	2006	2,194,434	4,400	118,307
Michael D. McRae	2006	2,194,434	4,400	118,307
Harold W. Wyatt	2007	2,194,434	4,400	118,307
Richard T. Bridges	2008	2,194,434	4,400	118,307
Daniel W. Brinks	2008	2,194,434	4,400	118,307
Edmund J. Wall	2008	2,194,434	4,400	118,307

Directors continuing in office are: Zack D. Cravey, Jr., Robert P. Cravey, and Dr. Warren Patrick.

At the meeting, shareholders approved the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan by a vote of 1,938,965 (94.1%) votes for and 122,351 (5.9%) votes against. There were 19,211 shares that abstained and 118,307 broker nonvotes.

ITEM 6.	EXHIBITS.

Exhibits.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

Table on Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SouthCrest Financial Group, Inc.
(Registrant)

DATE: August 15, 2005	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: August 15, 2005	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer