Form 10QSB
period 2005-09-30
SOUTHCREST FINANCIAL GROUP INC
filed 2005-11-14
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51287

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2005:   3,581,173.

Transitional Small Business Disclosure Format    Yes    ☐     No    ☒

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Dollars in thousands except per share amount)

Assets	(Unaudited) September 30, 2005	(*) December 31, 2004
Cash and due from banks	$10,597	$9,814
Interest-bearing deposits at other financial institutions	4,660	5,246
Federal funds sold	4,239	9,930
Securities available for sale	45,662	41,060
Securities held to maturity (fair value $82,776 and $88,239)	83,375	87,921
Restricted equity securities, at cost	1,733	620
Loans held for sale	388	675
Loans, net of unearned income	263,453	229,232
Less allowance for loan losses	3,373	3,161
Loans, net	260,080	226,071
Premises and equipment, net	10,743	8,886
Goodwill	2,665	2,665
Intangible assets, net	4,454	5,211
Other assets	9,218	9,413
Total assets	$437,814	$407,512

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$55,536	$56,477
Interest-bearing	314,418	295,775
Total deposits	369,954	352,252
Federal Home Loan Bank advances	10,275	385
Other liabilities	3,946	3,685
Total liabilities	384,175	356,322

Commitments and contingencies

Redeemable common stock held by ESOP	589	450

Stockholders' equity
Common stock, par value $1; 10,000,000 shares authorized, 3,578,724 issued	3,579	3,579
Additional paid in capital	40,715	40,715
Retained earnings	9,197	6,931
Accumulated other comprehensive loss	(308)	(410)
	53,183	50,815
Less cost of shares of treasury stock	(133)	(75)
Total stockholders' equity	53,050	50,740
Total liabilities, redeemable common stock, and stockholders' equity	$437,814	$407,512

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months		Nine Months
	2005	2004	2005	2004
Interest income:
Loans	$4,647	$2,221	$12,825	$6,621
Securities - Taxable	1,243	935	3,797	2,797
Securities - Nontaxable	137	99	424	291
Federal funds sold	23	17	155	35
Interest-bearing deposits at other banks	45	39	136	112
Total interest income	6,095	3,311	17,337	9,856

Interest expense:
Deposits	1,640	853	4,405	2,535
Other borrowings	44	6	60	23
Total interest expense	1,684	859	4,465	2,558

Net interest income	4,411	2,452	12,872	7,298
Provision for loan losses	246	118	519	290

Net interest income after provision for loan losses	4,165	2,334	12,353	7,008

Other income:
Service charges on deposit accounts	914	513	2,550	1,442
Other service charges and fees	192	112	560	341
Net gain on sale of securities available for sale	320	-	320	-
Impairment charge on investments (Note 4)	-	-	(600)	-
Net gain on sale of loans	32	46	110	187
Other operating income	122	100	389	259
Total other income	1,580	771	3,329	2,229

Other expenses:
Salaries and employee benefits	1,862	914	5,353	2,806
Equipment and occupancy expenses	415	186	1,163	536
Amortization of intangibles	206	138	757	413
Other operating expenses	1,034	555	3,058	1,626
Total other expenses	3,517	1,793	10,331	5,381

Income before income taxes	2,228	1,312	5,351	3,856
Income tax expense	715	424	1,661	1,171
Net income	$1,513	$888	$3,690	$2,685

Earnings per share	$0.42	$0.40	$1.03	$1.23
Dividends per share	$0.120	$0.115	$0.360	$0.345
Weighted average number of shares outstanding	3,571,257	2,196,716	3,571,455	2,186,027

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three And Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Dollars in thousands)

	Three Months		Nine Months
	2005	2004	2005	2004

Net income	$1,513	$888	$3,690	$2,685

Other comprehensive income (loss):

Unrealized holding gains (loss) on securities available for sale arising during period, net of tax	(273)	(14)	102	(40)

Comprehensive income	$1,240	$874	$3,792	$2,645

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	(Dollars in thousands)
	2005	2004
OPERATING ACTIVITIES
Net income	$3,690	$2,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	579	319
Amortization of intangibles	757	413
Provision for loan losses	519	290
Amortiztion of investments	284	273
Impairment loss on investment securities	600	-
Gain on sale of securities available for sale	(320)	-
Deferred income taxes	(509)	(169)
Income on bank-owned life insurance	(111)	(86)
(Increase) decrease in interest receivable	(177)	55
Increase (decrease) in interest payable	209	(198)
Net gain on sale of loans	(110)	(187)
Originations of mortgage loans held for sale	(8,878)	(12,759)
Proceeds from sales of mortgage loans held for sale	9,275	13,424
Other assets and liabilities, net	597	(335)
Net cash provided by operating activities	6,405	3,725
INVESTING ACTIVITIES
Purchases of securities held to maturity	(8,667)	(11,124)
Proceeds from maturities of securities held to maturity	13,043	16,672
Purchases of securities available for sale	(13,001)	-
Proceeds from maturities of securities available for sale	6,377	-
Proceeds from sales of securities available for sale	1,794	-
Purchases of restricted equity securities	(1,113)	(90)
Net (increase) decrease in interest-bearing deposits in banks	586	(84)
Net decrease in federal funds sold	5,691	7,900
Net increase in loans	(34,269)	(9,927)
Purchase of premises and equipment	(2,437)	(762)
Proceeds from sale of other real estate owned	126	120
Net cash acquired in business combination	-	3,899
Net cash provided by (used in) investing activities	(31,870)	6,604
FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,702	(6,077)
Principal repayments on Federal Home Loan Bank advances	(110)	(110)
Increases in Federal Home Loan Bank advances	10,000	-
Net increase in federal funds purchased	-	400
Proceeds from other borrowings	1,500	-
Principal repayments on other borrowings	(1,500)	-
Purchase of treasury stock	(58)	-
Dividends paid	(1,286)	(745)
Net cash provided by (used in) financing activities	26,248	(6,532)
Net increase in cash and due from banks	783	3,797
Cash and due from banks at beginning of year	9,814	7,262
Cash and due from banks at end of period	$10,597	$11,059

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	(Dollars in thousands)
	2005	2004

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,256	$2,756
Income taxes	1,822	1,165

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$183	$106
Increase in redeemable common stock held by ESOP	139	-
Unrealized gain (loss) on securities available for sale, net	102	(40)

BUSINESS COMBINATION
Cash and due from banks, net of cash paid	$-	$3,899
Federal funds sold	-	2,166
Securities available for sale	-	37,861
Restricted equity securities	-	32
Loans, net	-	98,016
Premises and equipment	-	3,980
Goodwill	-	2,665
Core deposit intangible	-	2,396
Other assets	-	3,484
Deposits	-	(128,422)
Other liabilities	-	(2,333)
Net liabilities assumed	$-	$23,744

See Notes to Condensed Consolidated Financial Statements.

Index

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson and The First National Bank of Polk County. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications to prior year balance sheets and income statements have been made to conform to current classifications. These reclassifications have no impact on net income or stockholders’ equity as previously reported.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, which totaled 3,571,257 and 3,571,455 for the three and nine months ended September 30, 2005, and 2,196,176 and 2,186,027 for the three and nine months ended September 30, 2004. Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at September 30, 2005 and 2004.

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

NOTE 3 - LOANS RECEIVABLE

Major classifications of loans and leases are as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004
Commercial, financial, and agricultural	$17,733	$18,560
Real estate - construction	44,619	25,265
Real estate - mortgage	157,265	145,413
Consumer	32,492	35,680
Other	11,410	4,415
	263,519	229,333
Unearned income	(66)	(101)
Allowance for loan losses	(3,373)	(3,161)
Loans, net	$260,080	$226,071

Index

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

During the third quarter of 2005, the Company elected to sell a portion of these preferred securities, resulting in gains of $71,000. After the sales were completed, preferred securities with adjusted cost of approximately $640,000 and estimated fair value of approximately $753,000 remain and are classified as securities available for sale.

NOTE 5 - OTHER BORROWED FUNDS

On June 29, 2005 the Company entered into a $2 million line of credit. As of September 30, 2005, no funds were outstanding under this line of credit. The line of credit is available for a period of one year and is secured by the common stock of the Company’s subsidiary banks. The interest rate for the line of credit is established as prime rate minus 0.50%. Interest is payable quarterly with any unpaid principal due at maturity. The line of credit does not provide for a commitment fee. The agreement contains restrictions concerning the maintenance of certain minimum capital levels and regulatory capital ratios, allowance for loan losses, and profitability ratios. The primary purpose of the line is to provide funds for the Company that may be needed in connection with its announced stock repurchase plan.

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

The merger was accounted for under the purchase method of accounting. Accordingly, results of operations for The First National Bank of Polk County are included in the results of operations of SouthCrest prospectively from the date of merger, and the purchase price of $24.2 million was allocated to the fair values of First Polk’s assets and liabilities. During the quarter ended June 30, 2005 the Company completed its valuation study of the core deposit intangible asset acquired in connection with the merger. In accordance with accounting requirements, the purchase accounting allocation for this transaction was adjusted to reflect the fair values from this valuation study. As a result, the core deposit intangible asset was adjusted from $6 million to $2.4 million with the remainder being reallocated to goodwill of $2.7 million and deferred income taxes of $0.9 million. Such account reclassifications are reflected as of December 31, 2004 and have no effect on stockholders’ equity as previously reported. The core deposit intangible is being amortized on an accelerated basis with $551,000 expensed in the first year following consummation of the purchase declining to $252,000 in the second year and $199,000 in future years.

The following schedule presents unaudited pro forma information for revenues and net income as if the combination had occurred at the beginning of each period. Revenues include net interest income plus other income less proforma merger adjustments affecting revenues. Net income includes the net income of the two entities less the pro forma effect of merger adjustments, including the amortization of intangibles:

(dollars in thousands except per share amounts)
	Three Months		Year To Date
	2005	2004	2005	2004
Revenues	$7,675	$6,618	$20,666	$19,639
Net Income	$1,513	$1,408	$3,690	$4,167
Earnings per share	$0.42	$0.38	$1.03	$1.14

Index

NOTE 7 - INTANGIBLE ASSETS

The following information relates to intangible assets (dollars in thousands)

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$2,665	$-	$2,665	$-

Core Deposit Intangible	$7,674	$(3,220)	$7,674	$(2,463)

The Company performed impairment testing of its goodwill and core deposit intangibles as of September 30, 2005 and found no impairment of these assets.

Amortization expense was $206,000 and $757,000 for the three and nine months ended September 30, 2005, and $138,000 and $413,000 for the three and nine months ended September 30, 2004. Estimated amortization expense for the current and future years is as follows (dollars in thousands):

2005	$963
2006	785
2007	750
2008	750
2009	725
Thereafter	1,238
Total	$5,211

NOTE 8 - STOCK REPURCHASE PROGRAM

The Company initiated a share repurchase program in the second quarter of 2005 under which the Company is authorized to repurchase up to 100,000 shares, or approximately 2.8%, of its outstanding common stock. Up to 32,000 shares repurchased will be reserved for subsequent issuance to the Company's Employee Stock Ownership Plan. The Repurchase Program will end after 100,000 shares are repurchased or December 31, 2005, whichever comes first. The repurchases, which will be conducted through open market purchases or privately negotiated purchases, will be made from time to time, subject to market conditions, at the discretion of management of the Company. As of September 30, 2005, 2,500 shares of the Company’s stock had been repurchased.

Index

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2004 included in our Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values. Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, intangible assets, and acquisition purchase accounting adjustments. Estimates of fair values are used in disclosures regarding securities held to maturity, commitments, and the fair values of financial instruments. Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors. The fair values of financial instruments are subject to change as influenced by market conditions.

Index

Accounting Pronouncements Affecting Future Periods

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first fiscal year reporting period beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. The Company has adopted a stock incentive plan, as discussed in Note 2, but has not awarded any shares under the Plan. The adoption of this standard would have no effect on the current financial statements; yet, upon grants of options under the Plan, the Company’s consolidated financial statements will be affected with the expensing of such awards commencing in 2006.

Merger with First Polk

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

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of September 30, 2005, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory. In addition, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions, and the ability to borrow on both a short-term and long-term basis from the Federal Home Loan Bank of Atlanta. At September 30, 2005, we had total federal funds lines of credit totaling $20.95 million in place with three banks, and a $9.7 million available on our line of credit with the Federal Home Loan Bank of Atlanta.

The Company initiated a share repurchase program in the second quarter of 2005 under which the Company is authorized to repurchase up to 100,000 shares, or approximately 2.8%, of its outstanding common stock. Up to 32,000 shares repurchased will be reserved for subsequent issuance to the Company's Employee Stock Ownership Plan. The Repurchase Program will end after 100,000 shares are repurchased or December 31, 2005, whichever comes first. The repurchases, which will be conducted through open market purchases or privately negotiated purchases, will be made from time to time, subject to market conditions, at the discretion of management of the Company. As of September 30, 2005, 2,500 shares of the Company’s stock had been repurchased.

At September 30, 2005, our capital ratios substantially exceeded regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Minimum Required	Minimum Required to be Well Capitalized	Consolidated	Upson	Polk

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	18.12%	15.93%	21.18%
Tier 1	4.00%	6.00%	16.93%	14.78%	19.93%
Tier 1 leverage ratio	4.00%	5.00%	11.05%	9.89%	12.43%

Index

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

In the fourth quarter of 2004, FNB Polk began a branch construction project to double the size of its Rockmart branch, increasing its size from approximately 4,200 square feet to 9,200 square feet. The project was completed in July 2005 with the final cost of $950,000. Bank of Upson has begun a project to rebuild its main office in Thomaston, Georgia. This project will replace substantially all of its current facility, increasing its size from 16,000 to 26,000 square feet. Management expects that the construction for this project, which will take place in phases, will be completed by the first quarter of 2007. The approximate cost of the project is estimated to be between $4.75 million and $5.25 million. Through September 30, 2005, approximately $1.24 million had been expended in connection with this project.

In November 2004 Upson opened a new full-service branch office in Fayetteville, Fayette County, Georgia operating under the name of “SouthCrest Bank.” The branch is located in a leased facility and is subject to a five-year lease.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of September 30, 2005 and December 31, 2004 are as follows (dollars in thousands):

(dollars in thousands)	September 30, 2005	December 31, 2004
Commitments to extend credit	$38,679	$22,391
Credit card commitments	8,036	7,584
Commercial letters of credit	147	261
	$46,862	$30,236

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

Financial Condition

Our total assets increased from $407.5 million at December 31, 2004 to $437.8 million at September 30, 2005, an increase of $30.3 million, or 7.4%. During this nine month period, total loans increased $34.2 million, or 14.9%. The increase in loans was due to a focus on loan growth with the opening of a new branch in Fayetteville, Georgia. Securities available for sale increased $4.6 million while securities held to maturity decreased $4.5 million. Federal funds sold declined $5.7 million.

During the quarter ended June 30, 2005, the Company completed its valuation study of the core deposit intangible asset acquired in connection with its merger with First Polk Bankshares, Inc. In accordance with accounting requirements, the purchase accounting allocation for this transaction was adjusted to reflect the fair values from this valuation study. As a result, the core deposit intangible asset was adjusted from $6 million to $2.4 million with the remainder being reallocated to goodwill of $2.7 million and deferred income taxes of $0.9 million. Such account reclassifications are reflected as of December 31, 2004 and have no effect on shareholders’ equity as previously reported. The core deposit intangible is being amortized on an accelerated basis with $551,000 expensed in the first year following consummation of the purchase declining to $252,000 in the second year and $199,000 in future years. The Company performed impairment testing of goodwill and the core deposit intangible as of a September 30, 2005 and found no impairment.

Index

Deposits increased $17.7 million or 5.0% during the nine-month period in 2005, while Federal Home Loan Bank advances increased $9.9 million. The increase in loans and securities was funded by this increase in deposits and Federal Home Loan Bank advances, as well as by the decline in federal funds sold. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity increased by $2.3 million during the nine months ended September 30, 2005, primarily from net earnings less cash dividends paid to stockholders. Equity also increased by $102,000 due to an improvement in the unrealized losses on securities available for sale, net of deferred taxes, during the period. Finally, during the third quarter, we repurchased 2,500 shares of our stock at a total cost of $57,750, which was recorded as treasury stock and had the effect of reducing our stockholders’ equity.

Loan Portfolio. The following table presents various categories of loans contained in Bank of Upson’s and The First National Bank of Polk County’s loan portfolios as of September 30, 2005 and December 31, 2004.

(dollars in thousands)	September 30, 2005	December 31, 2004
Commercial, financial, and agricultural	$17,733	$18,560
Real estate - construction	44,619	25,265
Real estate - mortgage	157,265	145,413
Consumer	32,492	35,680
Other	11,410	4,415
	263,519	229,333
Unearned income	(66)	(101)
Allowance for loan losses	(3,373)	(3,161)
Loans, net	$260,080	$226,071

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of September 30, 2005 and December 31, 2004:

(Dollars in thousands)	September 30, 2005	December 31 2004

Nonaccrual loans	$484	$190

Loans past due 90 days or more and still accruing	$575	$186

Loans restructured under troubled debt	$-	$-

Information regarding impaired loans as of September 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Impaired loans without a valuation allowance	$-	$-
Impaired loans with valuation allowances of $73 and $29, respectively	$484	$190
Average investment in impaired loans for the period	$342	$47

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended September 30, 2005 and 2004:

Index

Analysis of Allowance for Loan Losses
For The Three And Nine Months Ended September 30,
(Dollars in thousands)	Three Months		Nine Months
	2005	2004	2005	2004

Balance at beginning of period	$3,253	$1,886	$3,161	$1,825
Charge-offs
Commercial loans	31	25	31	25
Real estate - construction	-	-	-	-
Real estate - mortgage	-	-	11	23
Consumer	137	34	424	192
Other	57	54	141	131
Total charge-offs	225	113	607	371

Recoveries
Commercial loans	-	24	2	24
Real estate - construction	-	-	-	-
Real estate - mortgage	-	-	-	31
Consumer	77	11	223	87
Other	22	17	75	57
Total recoveries	99	52	300	199

Net (charge-offs)	(126)	(61)	(307)	(172)
Additions charged to operations	246	118	519	290
Addition resulting from business combination	-	1,261	-	1,261
Balance at end of period	$3,373	$3,204	$3,373	$3,204
Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	0.18%	0.17%	0.18%

Allowance for Loan Losses. The allowance for loan losses as of September 30, 2005 was $3,373,000 compared to $3,161,000 at December 31, 2004 and $3,204,000 at September 30, 2004. As a percentage of loans net of unearned interest, the allowance for loan losses was 1.28% at September 30, 2005 compared to 1.38% as of December 31, 2004. The main reason for the decline in the allowance relative to the amount of loans net of unearned interest is due to the $34.2 million increase in loans since December 31, 2004 being primarily been in real estate based loans which generally require a lower allowance under our loan loss allowance methodology. The provision for loan losses during the nine-month period ended September 30, 2005 of $519,000 was the result of management's assessment of risks inherent in the loan portfolio. Information provided from internal loan review procedures provided by management and from the Banks’ regulatory agencies, and other information known to the Banks' Boards of Directors, are utilized by the Boards of Directors to monitor, on a quarterly basis, the loan portfolio. Specifically, management and the Banks' Boards of Directors attempt to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

Management considers the allowance for loan losses to be adequate and sufficient; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Nine Months Ended September 30, 2005 and 2004

Net income for the three-month period ended September 30, 2005 amounted to $1,513,000 or $0.42 basic earnings per share, compared to net income of $888,000, or $0.40 basic earnings per share, for the same three-month period in 2004, an increase of $625,000 or 70.4%. For the nine-month year-to-date periods, net income was $3,690,000, or $1.03 per share, in 2005 compared to $2,685,000, or $1.23, in 2004. The following is a brief discussion of the more significant components of net income during these periods.

Index

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, for the three month periods ended September 30, 2005 and 2004, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds. The table also presents the changes in income and expense attributable to changes in volume and changes in average rates.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Months Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2005	2004	2005	2004	2005	2004	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$255,713	$131,423	7.21%	6.72%	$4,647	$2,221	$2,426	$174	$2,252
Taxable securities	118,963	85,187	4.15%	4.37%	1,243	935	308	(297)	605
Nontaxable securities	12,022	8,182	4.52%	4.81%	137	99	38	(38)	76
Federal funds sold	3,488	3,847	2.62%	1.76%	23	17	6	15	(9)
Interest bearing deposits in banks	4,711	4,877	3.79%	3.18%	45	39	6	14	(8)
Total earning assets	394,897	233,516	6.12%	5.64%	6,095	3,311	2,784	(132)	2,916
Cash and due from banks	10,052	7,051
Allowance for loan losses	(3,278)	(1,909)
Other assets	29,721	12,968

Total	$431,392	$251,627

Liabilities and Equity
Interest bearing demand (2)	$118,152	$73,352	1.14%	0.87%	$340	$161	$179	$60	$119
Savings	37,805	20,177	0.54%	0.47%	51	24	27	4	23
Certificates of deposit	156,093	96,077	3.17%	2.77%	1,249	668	581	109	472
Total interest bearing deposits	312,050	189,606	2.09%	1.79%	1,640	853	787	173	614
Borrowed funds	3,866	641	4.52%	3.72%	44	6	38	2	36
Total interest bearing liabilities	315,916	190,247	2.11%	1.80%	1,684	859	825	175	650
Noninterest bearing demand deposits	58,439	32,102
Other liabilities	3,827	892
Shareholders' equity	53,210	28,385

Total	$431,392	$251,627
Net interest income					$4,411	$2,452	$1,959	$(307)	$2,266
Net interest yield on earning assets			4.43%	4.18%
Net interest spread			4.01%	3.84%

(1)	Daily averages. Loans include nonaccrual loans.
(2)	Includes money market accounts

Net interest income for the three months ended September 30, 2005 increased $1,959,000 or 79.9% over the same period in 2004. Much of the increase is the result of the increase in volume that resulted from the September 30, 2004 merger with FNB Polk. In addition, the average yield on earning assets increased 48 basis points, more than the increase in the average cost of interest bearing liabilities, which increased 31 basis points. The increase in the average yields on earning assets results from a change in the composition of earnings assets, as loans, which typically earn higher returns than other earning assets, comprise a larger portion of earning assets in the current year than in the previous year, increasing from 56.3% of average earning assets in 2004 to 64.8% of average earning assets in 2005. Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, have contributed to the 49 basis points increase in overall loan yield for the 2005 period compared to 2004. Deposit costs have also increased in the 2005 period by 30 basis points compared to 2004. These changes resulted in the net yield on earning assets increasing from 4.18% for the quarter ended September 30, 2004 to 4.43% for the same period in 2005. The net interest spread increased from 3.84% in 2004 to 4.01% in 2005.

Index

The Company has faced increased funding costs as the loan portfolio has increased. This increased cost has resulted in higher rates paid for federal funds purchased and Federal Home Loan Bank advances resulting from increases by the Federal Reserve in its discount rate, and higher rates on deposit accounts due to competition from other banks for deposit accounts. Management continually monitors its cash flows and funding needs, and seeks to maximize its net yield on earning assets.

The following presents, for the nine month periods ended September 30, 2005 and 2004, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds, and the changes in income and expense attributable to changes in volume and changes in average rates.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Nine Months Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2005	2004	2005	2004	2005	2004	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$240,804	$130,521	7.12%	6.78%	$12,825	$6,621	$6,204	$348	$5,856
Taxable securities	121,780	86,362	4.17%	4.33%	3,797	2,797	1,000	(171)	1,171
Nontaxable securities	12,439	7,909	4.56%	4.91%	424	291	133	(35)	168
Federal funds sold	7,824	3,881	2.65%	1.20%	155	35	120	65	55
Interest bearing deposits in banks	4,837	4,879	3.76%	3.07%	136	112	24	25	(1)
Total earning assets	387,684	233,552	5.98%	5.64%	17,337	9,856	7,481	232	7,249
Cash and due from banks	10,583	7,271
Allowance for loan losses	(3,219)	(1,893)
Other assets	27,404	13,261

Total	$422,452	$252,191

Liabilities and Equity
Interest bearing demand (2)	$116,586	$72,630	0.98%	0.76%	$858	$411	$447	$145	$302
Savings	37,207	19,910	0.50%	0.48%	140	72	68	3	65
Certificates of deposit	152,611	97,361	2.98%	2.82%	3,407	2,052	1,355	123	1,232
Total interest bearing deposits	306,404	189,901	1.92%	1.78%	4,405	2,535	1,870	271	1,599
Borrowed funds	1,720	639	4.66%	4.81%	60	23	37	(1)	38
Total interest bearing liabilities	308,124	190,540	1.94%	1.79%	4,465	2,558	1,907	270	1,637
Noninterest bearing demand deposits	58,144	32,599
Other liabilities	3,865	1,731
Shareholders' equity	52,319	27,321

Total	$422,452	$252,191
Net interest income					$12,872	$7,298	$5,574	$(38)	$5,612
Net interest yield on earning assets			4.44%	4.17%
Net interest spread			4.04%	3.85%

(1)	Daily averages. Loans includes nonaccrual loans.
(2)	Includes money market accounts

Net interest income for the nine months ended September 30, 2005 increased $5,574,000 or 76.4% over the same period in 2004 with increases largely due to the merger with FNB Polk. In addition, the average yield on earning assets increased 34 basis points, more than the increase in the average cost of interest bearing liabilities, which increased 15 basis points. For the year to date, the increase in the average yields on earning assets results from a change in the composition of earnings assets, as loans comprised 62.1% of the total average earning assets for the period ended September 30, 2005 compared to 55.9% for the same period in 2004. The net yield on earning assets increased from 4.17% for the nine months ended September 30, 2004 to 4.44% for the same period in 2005. The net interest spread increased from 3.85% in 2004 to 4.04% in 2005. The Company has maintained a net asset sensitive position in its asset/liability management. As interest rates have increased, its net interest margin has improved.

Index

Other Income. Total other income for the three-month period ended September 30, 2005 amounted to $1,580,000, compared to $771,000 for the same period in 2004, an increase of $809,000, or 104.9%. For the nine-month period ended September 30, 2005 total other income was $3,329,000, compared to $2,229,000 for the same period in 2004, an increase of $1,100,000 or 49.4%. In the third quarter, the Company recorded a gain of $320,000 from the sale of securities available for sale. In addition, the inclusion of First Polk in 2005 accounts for $397,000 of the increase in the third quarter and $1,202,000 of this increase for the year to date.

The gain on sale of loans for the quarter ended September 30, 2005 was $32,000 compared to $46,000 for the same period a year ago. Upson originated and sold mortgage loans totaling $2.9 million during the third quarter of 2005 without recourse compared with $1.9 million for the same quarter in 2004. For the year to date period ended September 30, 2005, the gain on sale of loans was $110,000 resulting from volume sold of $9.2 million, compared to $187,000 in 2004 from volume of $13.2 million. Mortgage loan originations have slowed in the current year due to increases in mortgage loan interest rates in the latter half of 2004. Service charges on deposit accounts was $914,000 for the third quarter in 2005 compared to $513,000 in 2004, an increase of $401,000 of which $323,000 results from the addition of FNB Polk. For the year to date period, service charges were $2,550,000 for 2005 compared to $1,442,000 in 2004, an increase of $1,108,000 of which $942,000 was attributable to the addition of FNB Polk.

During the first quarter of 2005, the Company recorded an impairment charge of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis of these securities. Previous losses on the securities were recognized in the equity section of the balance sheet. The Company’s conclusion considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. During the third quarter of 2005, the Company initiated a plan to sell a portion of these securities in which the securities would be sold slowly in small blocks. This plan was completed during the quarter, resulting in gains of $71,000.

Other Expenses. Other expenses for the three-month period ended September 30, 2005 amounted to $3,517,000 compared to $1,793,000 for the same period in 2004, an increase of $1,724,000 of which $1,334,000 relates to FNB Polk. For the year-to-date period, other expenses were $10,331,000 for the current year compared to $5,381,000 for 2004, an increase of $4,950,000 of which the addition of FNB Polk accounts for $3,857,000.

The largest component of other expenses is salaries and employee benefits, which grew $948,000 to $1,862,000 for the quarter ended September 30, 2005, of which FNB Polk accounted for $664,000. Of the remaining $284,000 increase in compensation, approximately $230,000 relates to needed hiring of officers and employees in connection with expansion of the branch network into Fayetteville, Georgia in November, 2004, as well as the formation of the holding company in September, 2004. For the year-to-date period, salaries and benefits increased $2,547,000 to $5,353,000 with FNB Polk accounting for $1,846,000 of the increase and expansion-related increases accounting for $650,000.

Amortization of intangibles increased to $757,000 for the current year-to-date compared to $413,000 for the prior year, with the increase due to the core deposit intangible recorded as a result of the merger with FNB Polk. For further information, refer to discussion under “Financial Condition” on page 13.

Income Taxes. The Company recorded income taxes totaling $715,000 and $424,000 for the three-month periods ended September 30, 2005 and 2004, respectively. Effective tax rates for those periods were 32.1% and 32.3%, respectively. For the nine-month periods ended September 30, income tax expense was $1,661,000 in 2005 and $1,171,000 for 2004. Effective tax rates for the periods were 31.0% and 30.4%, respectively. Tax-exempt interest income and income on bank owned life insurance are the primary reasons that the Company’s effective tax rate is less than the statutory 34% rate.

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

Index

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

Index

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell or issue any equity securities during the quarter. On June 27, 2005, the Company announced a stock repurchase program (the "Repurchase Program") under which the Company is authorized to repurchase up to 100,000 shares, or approximately 2.8%, of its outstanding common stock. Up to 32,000 shares repurchased will be reserved for subsequent issuance to the Company's Employee Stock Ownership Plan. The Repurchase Program will end after 100,000 shares are repurchased or December 31, 2005, whichever comes first. The repurchases, which will be conducted through open market purchases or privately negotiated purchases, will be made from time to time, subject to market conditions, at the discretion of management of the Company. As of September 30, 2005, 2,500 shares of the Company’s stock had been repurchased as shown in the following table.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31	-	$-	-	-
August 1 - 31	-	$-	-	-
September 1 - 30	2,500	$23.00	2,500	97,500

(1)	Shares were repurchased in an open-market transaction.

ITEM 6.	EXHIBITS.

Exhibits.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SouthCrest Financial Group, Inc.
(Registrant)

DATE: November 14, 2005	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: November 14, 2005	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer