Form 10KSB
period 2005-12-31
SOUTHCREST FINANCIAL GROUP INC
filed 2006-03-31
CIK 1279756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51287

SOUTHCREST FINANCIAL GROUP, INC.
(Exact Name of Small Business Issuer in its Charter)

Georgia	58-2256460
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 North Glynn Street, Suite B, Fayetteville, Georgia	30214
(Address of Principal Executive Offices)	(Zip Code)

(770) 461-2781
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value stated

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenue for its most recent fiscal year was approximately $28,304,000. As of December 31, 2005, there were 3,581,193 shares of common stock issued and outstanding. The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of December 31, 2005, was approximately $64,312,000.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2005	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006	Part III

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

SIGNATURES

EXHIBIT INDEX

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

Bank of Upson / Meriwether Bank and Trust / SouthCrest Bank

Bank of Upson was incorporated under the laws of the State of Georgia in 1951 as a state-chartered bank. Upson is headquartered in Thomaston, Upson County, Georgia and operates a total of six full-service banking locations and sixteen 24-hour ATM sites in Meriwether, Spalding, Fayette and Upson Counties in western Georgia. In 1999, Bank of Upson purchased two bank branches, which it now operates in Manchester, Georgia and Warm Springs, Georgia under the trade name "Meriwether Bank & Trust." Bank of Upson also purchased a bank branch in Luthersville, Georgia in December of 2002, which is also operated under the trade name Meriwether Bank & Trust. In November 2004 Upson opened a full-service de-novo branch in Fayetteville, Georgia operating under the trade name “SouthCrest Bank.”

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

FNB Polk performs banking services customary for full service banks of similar size and character. Such services include making real estate, commercial and consumer loans, providing other banking services such as traveler's checks, and maintaining deposit accounts such as checking, money market, consumer certificate of deposit and IRA accounts.

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

Investment Services. The Company provides investment services through its partnership with a full-service brokerage firm, and offering its customers brokerage services for stocks, bonds, mutual funds, IRA's, 529 plans, retirement plans, certificates of deposit, and insurance products. The customer base for this service consists of individual investors, small businesses, and non-profit organizations. This service is offered at the Bank of Upson through its division operating under the trade name “Hometown Investments” which was created in 1999 and has been in full service since 2001. In 2005 FNB Polk began offering this service to its customers under the trade name “SouthCrest Investment Services.”

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

Market Area and Competition. The Company operates in a highly competitive environment. The Banks compete for deposits and loans with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and other financial entities operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms, and insurance companies to affiliate, a number of larger financial institutions and other corporations offering a wider variety of financial services than the Banks currently offer could enter our area and aggressively compete in the markets that the Banks serve. Many of these competitors have substantially greater resources and lending limits than Upson and FNB Polk and may offer certain services that they do not or cannot provide.

Employees. As of December 31, 2005, the Company and its subsidiary banks had 163 full-time equivalent employees. Certain executive officers of the Banks also serve as officers of SouthCrest Financial Group, Inc.

Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rates have generally increased due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures. While our interest rate spreads have generally increased over the past few years, we cannot predict whether we will be able to maintain these rate spreads or whether they will narrow in the future. A narrowing of interest rate spreads, if significant, could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Opening new offices may not result in increased assets or revenues for us.

The investment necessary for branch expansion may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions. Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;
•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•
in the event of an acquisition, costs or difficulties related to the integration of our businesses may be greater than expected, and we may experience deposit attrition, customer loss or revenue loss that is greater than expected

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;
•	we may enter into new markets where we lack experience; and
•	we may introduce new products and services with which we have no prior experience into our business.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our Chairman, Daniel Brinks, and President, Larry Kuglar. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With most of our loans concentrated in our market area, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 80% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential and commercial mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently 23 banks serve our market area with a total of 72 branches.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 22% of our fully diluted outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Risks Related to our Industry

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We cannot make assurances that we will have the ability to continuously pay dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiary banks.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary banks are regulated by the Federal Deposit Insurance Corporation (the “FDIC”), the Georgia Department of Banking and Finance and the Office of the Comptroller of the Currency (the “OCC”). Our compliance with Federal Reserve Board, FDIC, Department of Banking and Finance and OCC regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging any rebuttable presumption of control.

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

The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. A financial holding company may engage in activities that are financial in nature or incidental or complementary to financial activity. Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 per $100 of deposits for the first quarter of 2006.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

The Banks’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Banks’ deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	results and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

See Note 14 in the “Notes to Consolidated Financial Statements” for the capital ratios of SouthCrest, Upson and FNB Polk.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Banks pay to their sole shareholder, the Company. Statutory and regulatory limitations apply to the Banks’ payment of dividends. If, in the opinion of the federal banking regulator, either of our Banks were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Banks—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates Upson’s dividend payments and must approve dividend payments that would exceed 50% of Upson’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2005, the Banks could pay cash dividends without prior regulatory approval.

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

Anti-Terrorism and Money Laundering Legislation

The Banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Banks have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging changes to the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

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

ITEM 2.    DESCRIPTION OF PROPERTIES

SouthCrest maintains its executive offices in leased office space at 600 North Glynn Street, Suite B, Fayetteville, Georgia.

Bank of Upson's main banking office is located at 108 South Church Street, Thomaston, Georgia 30286. In 2005, Upson began rebuilding this facility, enlarging it from approximately 16,000 square feet to 26,000 square feet at a cost of $5.25 to $5.75 million. Construction began in the second quarter of 2005 and is expected to be completed in the fourth quarter of 2006. Bank of Upson's operations center is located at 210A West Main Street, Thomaston, Georgia 30286. Bank of Upson also owns banking offices at the following locations: (i) 943 North Church Street, Thomaston, Georgia 30286, (ii) 406 West Main Street, Manchester, Georgia 31816, (iii) 121 Broad Street, Warm Springs, Georgia 31830, and (iv) 14 North Main Street, Luthersville, Georgia 30251. Bank of Upson leases a branch at 600 North Glynn Street, Suite B, Fayetteville, Georgia 30214. Bank of Upson’s offices in Manchester, Warm Springs, and Luthersville, Georgia are located within Meriwether County, Georgia and do business as Meriwether Bank & Trust. The office in Fayetteville, Georgia is located in Fayette County and does business as SouthCrest Bank. Bank of Upson owns 16 ATMs, which are located within Upson, Fayette, Spalding and Meriwether Counties.

The First National Bank of Polk County's main office is at 967 North Main Street, Cedartown, Georgia. The main office was built in 1991 and occupies 26,500 square feet. FNB Polk also owns and operates a full-service downtown branch at 117 West Avenue, Cedartown, Georgia. The branch occupies 10,000 square feet. In 1973, FNB Polk opened a full-service Rockmart branch at 131 West Elm Street, Rockmart, Georgia. The branch has been enlarged from 4,200 square feet to approximately 9,200 square feet in project completed in 2005 at a cost of $895,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of shareholders of SouthCrest Financial Group, Inc., through the solicitation of proxies or otherwise.

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

The following table sets forth the high and low trading prices for transactions in our common stock for the previous two years of which we are aware.

	2005		2004
	High	Low	High	Low

First Quarter	$21.25	$18.00	$15.75	$15.75
Second Quarter	$20.50	$17.75	*	*
Third Quarter	$25.00	$19.10	$17.00	$16.75
Fourth Quarter	$24.75	$23.00	$19.00	$13.00

* No known trades for which pricing information is available.

On March 1, 2006, the Company had approximately 630 shareholders of record of our common stock.

The Company generally declares a dividend on the first business day of each quarter, to be paid on the last business day of that month, with the record date normally being two weeks prior to the payment date. The table below shows the quarterly dividends paid during 2005 and 2004.

	2005	2004

First Quarter	$0.12	$0.115
Second Quarter	0.12	0.115
Third Quarter	0.12	0.115
Fourth Quarter	0.12	0.115

The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Banks’ payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

On October 31, 2005, the Company issued 17,778 shares of common stock to the Company’s Employee Stock Ownership Plan (“ESOP”) for consideration of $400,000. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 27, 2005, the Company announced a stock repurchase program (the “Repurchase Program”) under which the Company was authorized to repurchase up to 100,000 shares, or approximately 2.8% of its outstanding common stock. Up to 32,000 shares repurchased were reserved for issuance to the Company’s ESOP. The Repurchase Program ended on December 31, 2005. The repurchases, which were conducted through open market purchases or privately negotiated purchases, were made from time to time, subject to market conditions, at the discretion of management of the Company. The following table presents the repurchases of the Company’s common stock during the fourth quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	2,560	$23.55	2,560	94,940
November 1-30, 2005	3,081	$23.65	3,081	91,859
December 1-31, 2005	0	--	0	0
Total	5,641	$23.61	5,641

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS

The discussion required by Item 6 is included in the section of the same title contained in the Company's 2005 Annual Report to Shareholders and is incorporated herein by reference. See Exhibit 13.1.

ITEM 7.    FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and the report of Independent Registered Public Accounting Firm thereon are included in the Company's 2005 Annual Report to Shareholders and are incorporated herein by reference. See Exhibit 13.2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SouthCrest Financial Group, Inc.
Thomaston, Georgia

We have audited the accompanying consolidated balance sheets of SouthCrest Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthCrest Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia February 18, 2005

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2005, the Company dismissed Mauldin & Jenkins, LLC as its independent accountants. Management anticipates that Mauldin & Jenkins will continue to provide consulting and other non-audit services to the Company in the future. The Company has engaged Dixon Hughes PLLC as its independent accountants.

Prior to its appointment as independent accountants, the Company did not consult with Dixon Hughes PLLC regarding the application of accounting principles to a specific completed or contemplated transaction or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with Dixon Hughes PLLC regarding the type of audit opinion that might be rendered on the Company's consolidated financial statements.

The reports of Mauldin & Jenkins, LLC on the Company's consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal years ended December 31, 2004 and 2003 and during the subsequent interim period preceding the date Mauldin & Jenkins, LLC was dismissed, there have been no disagreements with Mauldin & Jenkins, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Mauldin & Jenkins, LLC, would have caused such firm to make reference to the subject matter of the disagreement(s) in connection with its reports.

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

ITEM 8B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006 under the headings “Proposal One: Election of Directors - General, - Information About the Board of Directors and its Committees, - Section 16(a) Beneficial Ownership Reporting Compliance and - Executive Officers” and is incorporated herein by reference.

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

ITEM 10.	EXECUTIVE COMPENSATION

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006 under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006 under the heading “Management Stock Ownership” and is incorporated herein by reference.

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the 2005 Stock Incentive Plan as of December 31, 2005. The 2005 Stock Incentive Plan was approved by the Shareholders on May 12, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	183,500	$23.45	365,500

Equity compensation plans not approved by security holders	--	--	--

Total	183,500	$23.45	365,500

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006 under the headings “Related Party Transactions and Executive Compensation” and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Number	Exhibit
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson(1)
10.2*	Form of Executive Supplemental Retirement Plan Agreement (1)
10.3*	Employment Agreement with Daniel W. Brinks (2)
10.4*	Employment Agreement with Larry T. Kuglar (2)
10.5*	Employment Agreement with Douglas J. Hertha (3)
10.6*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (4)
10.7*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
10.8*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2005 Annual Report to Shareholders - Management’s Discussion and Analysis
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2005 Annual Report to Shareholders - Consolidated Financial Statements
21.1	Subsidiaries of the Registrant (4)

Number	Exhibit
23.1	Consent of Mauldin & Jenkins, LLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________

*	Indicates a compensatory plan or contract.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004 (File No. 333-112845), as filed with the SEC on November 15, 2004.

(3)	Incorporated by reference to the Current Report on Form 8-K dated February 10, 2005 (File No. 333-112845), as filed with the SEC on February 15, 2004.

(4)	Previously filed as an exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 333-112845), as filed with the SEC on March 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2006 under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.

By: /s/ Larry T. Kuglar
Larry T. Kuglar
Chief Executive Officer

Date: March 30, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Daniel W. Brinks and Larry T. Kuglar, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel W. Brinks Daniel W. Brinks	Chairman and Chief Operating Officer	March 30, 2006

/s/ Larry T. Kuglar Larry T. Kuglar	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Douglas J. Hertha Douglas J. Hertha	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

Signature	Title	Date
/s/ Richard T. Bridges Richard T. Bridges	Director	March 30, 2006

/s/ Robert P. Cravey Robert P. Cravey	Director	March 30, 2006

/s/ Zack D. Cravey, Jr. Zack D. Cravey, Jr.	Director	March 30, 2006

/s/ Dr. Warren Patrick Dr. Warren Patrick	Director	March 30, 2006
/s/ Michael D. McRae Michael D. McRae	Director	March 30, 2006

/s/ Edmund J. Wall Edmund J. Wall	Director	March 30, 2006
/s/ Harold W. Wyatt, Jr. Harold W. Wyatt, Jr.	Director	March 30, 2006

EXHIBIT INDEX
Exhibit Number	Exhibit
3.1	Articles of Incorporation(1)
3.2	Amended and Restated Bylaws
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson(1)
10.2*	Form of Executive Supplemental Retirement Plan Agreement (1)
10.3*	Employment Agreement with Daniel W. Brinks (2)
10.4*	Employment Agreement with Larry T. Kuglar (2)
10.5*	Employment Agreement with Douglas J. Hertha (3)
10.6*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (4)
10.7*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
10.8*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2005 Annual Report to Shareholders - Management’s Discussion and Analysis
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2005 Annual Report to Shareholders - Consolidated Financial Statements
23.1	Consent of Mauldin & Jenkins, LLC
21.1	Subsidiaries of the Registrant (4)
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
* Indicates a compensatory plan or contract.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.

(2)	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004 (File No. 333-112845), as filed with the SEC on November 15, 2004.

(3)	Incorporated by reference to the Current Report on Form 8-K dated February 10, 2005 (File No. 333-112845), as filed with the SEC on February 15, 2004.

(4)	Previously filed as an exhibit to Annual Report on Form 10-KSB for the year ended December 31, 2004 (File No. 333-112845), as filed with the SEC on March 31, 2005.