Form 10-Q
period 2006-03-31
SOUTHCREST FINANCIAL GROUP INC
filed 2006-05-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2006: 3,581,193.

SOUTHCREST FINANCIAL GROUP, INC.
AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
Assets	2006	2005*
Cash and due from banks	$14,143	$15,930
Interest-bearing deposits at other financial institutions	4,133	4,039
Federal funds sold	-	4,297
Securities available for sale	45,484	45,190
Securities held to maturity (fair value $74,340 and $76,894)	76,039	78,321
Restricted equity securities, at cost	2,126	2,270
Loans held for sale	464	305
Loans, net of unearned income	279,712	276,475
Less allowance for loan losses	3,625	3,477
Loans, net	276,087	272,998
Premises and equipment, net	12,204	11,255
Goodwill	2,665	2,665
Intangible assets, net	4,042	4,248
Other assets	12,555	9,330
Total assets	$449,942	$450,848

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$62,076	$60,157
Interest-bearing	316,055	317,743
Total deposits	378,131	377,900
Federal Home Loan Bank advances	10,220	15,275
Federal funds purchased	2,274	-
Other liabilities	3,898	3,233
Total liabilities	394,523	396,408

Commitments and contingencies

Redeemable common stock held by ESOP	1,005	984

Stockholders' equity
Common stock, par value $1; 10,000,000 shares authorized, 3,581,193 and 3,581,193 issued, respectively	3,581	3,581
Additional paid-in capital	40,846	40,846
Retained earnings	10,465	9,528
Accumulated other comprehensive loss	(478)	(499)
Total stockholders' equity	54,414	53,456
Total liabilities, redeemable common stock, and stockholders' equity	$449,942	$450,848

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands, except share and per share data)

	2006	2005
Interest income:
Loans	$5,191	$3,935
Securities - taxable	1,225	1,272
Securities - nontaxable	115	125
Federal funds sold	101	80
Interest-bearing deposits at other banks	38	33
Total interest income	6,670	5,445

Interest expense:
Deposits	1,909	1,294
Other borrowings	180	5
Total interest expense	2,089	1,299

Net interest income	4,581	4,146
Provision for loan losses	108	121
Net interest income after provision for loan losses	4,473	4,025

Other income:
Service charges on deposit accounts	844	760
Other service charges and fees	193	175
Impairment charge on investments	-	(600)
Net gain on sale of loans	34	39
Other operating income	104	146
Total other income	1,175	520

Other expenses:
Salaries and employee benefits	1,942	1,695
Equipment and occupancy expenses	380	367
Amortization of intangibles	208	345
Other operating expenses	1,022	994
Total other expenses	3,552	3,401

Income before income taxes	2,096	1,144
Income tax expense	690	325
Net income	$1,406	$819

Basic and diluted earnings per share	$0.39	$0.23
Dividends per share	$0.125	$0.120
Average shares outstanding	3,581,193	3,571,556

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

Net income	$1,406	$819

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $17 and $93	21	153

Comprehensive income	$1,427	$972

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,406	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	192	187
Amortization of intangibles	206	345
Other amortization	(6)	15
Provision for loan losses	108	121
Impairment loss on investment securities	-	600
Stock compensation expense	24	-
Deferred income taxes	(157)	(339)
Income on bank-owned life insurance	(34)	(39)
(Increase) decrease in interest receivable	44	(88)
Increase in income taxes payable	718	668
Increase in interest payable	57	24
Net gain on sale of loans	(34)	(39)
Originations of mortgage loans held for sale	(2,947)	(2,375)
Proceeds from sales of mortgage loans held for sale	2,822	3,018
Other assets and liabilities, net	276	(514)
Net cash provided by operating activities	2,675	2,403

INVESTING ACTIVITIES
Purchases of securities held to maturity	-	(8,667)
Proceeds from maturities of securities held to maturity	2,255	4,469
Purchases of securities available for sale	(1,000)	(7,991)
Proceeds from maturities of securities available for sale	701	2,471
Proceeds from redemption of restricted equity securities	144	-
Purchases of restricted equity securities	-	(1)
Net (increase) decrease in interest-bearing deposits in banks	(94)	227
Net decrease in federal funds sold	4,297	6,296
Net increase in loans	(3,338)	(3,011)
Purchase of premises and equipment	(1,141)	(561)
Proceeds from sale of other real estate owned	313	215
Purchase of life insurance contracts	(3,601)	-
Net cash used in investing activities	(1,464)	(6,553)

FINANCING ACTIVITIES
Net increase in deposits	231	6,954
Principal repayments on Federal Home Loan Bank advances	(5,055)	(55)
Net increase in federal funds purchased	2,274	-
Dividends paid	(448)	(429)
Net cash provided by (used in) financing activities	(2,998)	6,470
Net increase (decrease) in cash and due from banks	(1,787)	2,320
Cash and due from banks at beginning of year	15,930	9,814
Cash and due from banks at end of period	$14,143	$12,134

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,032	$1,275
Income taxes	129	4

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$166	$-
Increase in redeemable common stock held by ESOP	21	50
Unrealized gain (loss) on securities available for sale, net	21	(153)

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”) and The First National Bank of Polk County (“FNB Polk”). Both banks are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties. FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. FNB Polk primarily serves its primary market area of Polk County.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB (Registration No. 000-51287).

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

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares, such as outstanding stock options. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

In December, 2005, the Company granted 183,500 options under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan. Because the options’ exercise price of $23.45 was greater that the average market price during the three month period ended March 31, 2006, these options were nondilutive. There were no potential common shares outstanding at March 31, 2005. The weighted average number of shares outstanding for the three month periods ended March 31, 2006 and 2005 were 3,581,193 and 3,571,556, respectively.

NOTE 3 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Index

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

At March 31, 2006, the Company maintained one share-based compensation plan, the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), approved at the Company’s annual shareholders’ meeting held May 12, 2005. The only grant of options under this Plan was made in December, 2005. The compensation cost that has been charged against income for the Plan was $23,770 for the three months ended March 31, 2006. The Company recorded no deferred tax benefit in the first quarter of 2006 because all of the compensation cost was related to incentive (tax qualifying) stock options.

The Plan provides for up to 549,000 shares of common stock to be awarded in the form of stock options. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the Plan expire expire ten years from the date of grant. At December 31, 2005 183,500 options had been granted. Of these options, 104,000 were not tax qualifying and were fully vested on the date of grant, while 79,500 options were tax qualifying and vest over 60 months. At March 31, 2006, 365,500 options were available for grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant options during the quarter ended March 31, 2006.

A summary of option activity under the Plan as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	183,500	$23.45	9.75	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at March 31, 2006	183,500	$23.45	9.75	$-

Exercisable at March 31, 2006	104,000	$23.45	9.75	$-

For the quarter ended March 31, 2006, no options were exercised or became vested.

As of March 31, 2006, there was $451,640 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.75 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

Income before income tax expense	$(23,770)
Net Income	$(23,770)

Cash flow from operating activities	$23,770
Cash flow from financing activities	$-0-

Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)

There were no stock options outstanding as of March 31, 2005.

Index

NOTE 4 — LOANS RECEIVABLE

The composition of loans at March 31, 2006 and December 31, 2005 is summarized as follows:

(dollars in thousands)	March 31, 2006	December 31, 2005
Commercial, financial, and agricultural	$17,462	$19,841
Real estate - construction	56,600	52,122
Real estate - mortgage	169,217	169,555
Consumer	30,611	31,567
Other	5,965	3,554
	279,855	276,639
Unearned income	(143)	(164)
Allowance for loan losses	(3,625)	(3,477)
Loans, net	$276,087	$272,998

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on its financial condition or result of operations of the Company.

NOTE 6 -- IMPAIRMENT OF SECURITIES

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2005 included in our Form 10-KSB (Registration No. 000-51287). Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Index

Financial Condition

Our total assets declined slightly during the quarter ended March 31, 2006, decreasing from $450.8 million at December 31, 2005 to $449.9 million at March 31, 2006. During the quarter, total loans increased $3.2 million, or 1.2%, while loans held for sale increased $159,000. The increase in loans was due to the Company’s continued focus on loan growth with the opening of a new branch in Fayetteville, Georgia. Securities available for sale increased $0.3 million while securities held to maturity decreased $2.3 million. Federal funds sold declined $4.3 million. Other assets increased $3.2 million, or 34.6% as a result of a purchase of life insurance policies totaling $3.6 million.

Deposits increased $0.2 million during the first quarter of 2005 while Federal Home Loan Bank advances decreased $5.1 million. At March 31, 2006 we had purchased $2.3 million in federal funds. During the quarter, the Company used cash flows from maturities of securities in the held to maturity portfolio and federal funds sold to fund the increases in our loan portfolio and to reduce our advances at the Federal Home Loan Bank. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity increased by $958,000 during the quarter. Of this increase, $21,000 was due to an improvement in unrealized losses on securities available for sale, net of deferred taxes, during the quarter ended March 31, 2006. The primary reason for the increase was the net income for the quarter, net of dividends paid to shareholders.

Loan Portfolio. The following table presents various categories of loans contained in First National Bank of Polk County and Bank of Upson's loan portfolios as of March 31, 2006 and December 31, 2005:

(dollars in thousands)	March 31, 2006	December 31, 2005
Commercial, financial, and agricultural	$17,462	$19,841
Real estate - construction	56,600	52,122
Real estate - mortgage	169,217	169,555
Consumer	30,611	31,567
Other	5,965	3,554
	279,855	276,639
Unearned income	(143)	(164)
Allowance for loan losses	(3,625)	(3,477)
Loans, net	$276,087	$272,998

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Nonaccrual loans	$703	$232
Loans past due 90 days or more and still accruing	$53	$549
Loans restructured under troubled debt	$-	$-

Nonaccrual loans increased $471,000 during the quarter ended March 31 to $703,000. Of that amount, $600,000 represent loans secured by single family dwellings for which the Company believes there is limited risk of loss. The Company has recorded a valuation allowance of $105,000 related to nonaccrual loans at March 31, 2006.

Information regarding impaired loans as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$-	$-
Impaired loans with valuation allowances of $105 and $35, respectively	$703	$232
Average investment in impaired loans for the period	$468	$323

Index

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended March 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Balance at beginning of period	$3,477	$3,161

Charge-offs
Commercial loans	-	95
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	66	3
Other	36	80

Total charge-offs	102	178

Recoveries
Commercial loans	-	-
Real estate - construction	-	-
Real estate - mortgage	4	2
Consumer	96	52
Other	42	50

Total recoveries	142	104

Net (charge-offs) recoveries	40	(74)

Additions charged to operations	108	121

Balance at end of period	$3,625	$3,208

Annualized ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.06%)	0.13%

Allowance for Loan Losses. The allowance for loan losses as of March 31, 2006 was $3,625,000 compared to $3,477,000 at December 31, 2005 and $3,208,000 at March 31, 2005. As a percentage of gross loans, the allowance for loan losses was 1.30% at March 31, 2006 compared to 1.26% as of December 31, 2005 and 1.38% at March 31, 2005. The provision for loan losses during the three-month period ended March 31, 2006 of $108,000 was the result of management's assessment of risks inherent in the loan portfolio. Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan. Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance range for each risk grade within each of the loan categories. Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio. The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Index

Results of Operations For The Three Months Ended March 31, 2006 and 2005

Net income for the three-month period ended March 31, 2006 amounted to $1,406,000, or $0.39 basic and diluted earnings per share, compared to net income of $819,000 or $0.23 basic and diluted earnings per share for the same three-month period in 2005, an increase of $587,000.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, for the three month periods ended March 31, 2006 and 2005, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended March 31,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase
	2006	2005	2006	2005	2006	2005	(Decrease)
Assets
Loans, including fee income	$276,079	$228,871	7.63%	6.97%	$5,191	$3,935	$1,256
Taxable securities	113,756	119,350	4.37%	4.32%	1,225	1,272	(47)
Nontaxable securities	11,662	12,892	4.00%	3.93%	115	125	(10)
Federal funds sold	6,925	13,184	5.91%	2.46%	101	80	21

Interest bearing deposits in banks	3,435	5,022	4.49%	2.66%	38	33	5
Total earning assets	411,857	379,319	6.57%	5.82%	6,670	5,445	1,225
Cash and due from banks	12,605	11,495
Allowance for loan losses	(3,555)	(3,183)
Other assets	27,493	26,004
Total	$448,400	$413,635

Liabilities and Equity
Interest bearing demand (2)	$113,160	$114,843	1.41%	0.87%	$393	$245	$148
Savings	35,846	36,113	0.59%	0.49%	52	44	8
Certificates of deposit	166,432	149,473	3.57%	2.73%	1,464	1,005	459

Total interest bearing deposits	315,438	300,429	2.45%	1.75%	1,909	1,294	615
Borrowed funds	15,236	371	4.79%	5.47%	180	5	175

Total interest bearing liabilities	330,674	300,800	2.56%	1.75%	2,089	1,299	790
Noninterest bearing demand deposits	60,630	57,282
Other liabilities	2,153	4,112
Redeemable common stock held by ESOP	980	475
Shareholders' equity	53,963	50,966
Total	$448,400	$413,635
Net interest income					$4,581	$4,146	$435
Net interest yield on earning assets			4.51%	4.43%
Net interest spread			4.01%	4.07%

(1)	Daily averages. Loans includes nonaccrual loans.
(2)	Includes money market accounts

Index

Net interest income for the three months ended March 31, 2006 increased $435,000 or 10.5% over the same period in 2005. The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $47.2 million for the quarter ended March 31, 2006 compared to the same period in 2005. This growth, along with an increase in the average yield on loans from 6.97% in 2005 to 7.63% in 2006, resulted in interest income increasing $1.3 million in 2006 over 2005. Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2006 period compared to 2005. Average yield on earning assets increased 75 basis points to 6.57%. The portion of total earning assets comprised by loans increased from 60.3% for the 2005 period to 67.0% for 2006. This change in the mix of our earning assets contributed to the increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

The average cost of funds increased 81 basis points to 2.56%. The Company has faced increased funding costs with the increasing interest rate environment. The increased funding cost is the result of higher rates paid for federal funds purchased and Federal Home Loan Bank advances resulting from increases in the Federal Reserve discount rate, and higher rates paid for deposit accounts due to competition from other banks for such funds.

These changes resulted in the net yield on earning assets increasing from 4.43% for the quarter ended March 31, 2005 to 4.51% for the same period in 2006. The net interest spread decreased from 4.07% in 2005 to 4.01% in 2006.

Other Income. Total other income for the three-month period ended March 31, 2006 amounted to $1,175,000, compared to $520,000 for the same period in 2005, an increase of $655,000. This increase is principally due to an impairment charge recorded in the first quarter of 2005 in the amount of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis of these securities. Previous losses on the securities were recognized in the equity section of the balance sheet. The Company’s conclusion considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Excluding the impairment charge, other income would have increased $55,000 over the same period last year.

The gain on sale of loans was $34,000 compared to $39,000 a year ago. Upson originated and sold mortgage loans totaling $2.8 million during the first quarter of 2006 without recourse compared with 3.0 million for the first quarter of 2005. Service charges on deposit accounts were $844,000 for the year to date period in 2006 compared to $760,000 for 2005, an increase of $84,000, or 11.1%. The primary component of this increase was a $65,000 increase in overdraft and NSF fee income. Other service charges and fees increased $18,000 or 10.3% to $193,000.

Other Expenses. Other expenses for the three-month period ended March 31, 2006 amounted to $3,552,000 compared to $3,401,000 for the same period in 2004, an increase of $151,000 or 4.4%. The largest component of other expenses is salaries and employee benefits, which grew $247,000, or 14.6% to $1,942,000. During 2006, the Company has recorded increased incentive compensation of $62,000, increased compensation expense of approximately $40,000 related to additional loan officers relating to the Company’s emphasis on loan origination and other business development, and increased benefit costs of $37,000.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans was $23,770 for the three months ended March 31, 2006. No options were outstanding at or for the three months ended March 31, 2005. The total compensation cost related to nonvested awards not yet recognized at March 31, 2006 is $451,640 which will be recognized over the weighted average period of approximately 4.75 years. See “Note 3 - Stock Compensation Plans” in the notes to condensed consolidated financial statements for further information.

Amortization of intangibles declined $137,000, or 39.7% due to reductions in the amount of scheduled amortization of the core deposit intangible asset recorded in connection with the merger with First Polk Bankshares, Inc. Equipment and occupancy expenses increased $13,000 or 3.5%, while other operating expenses increased $28,000, or 2.8%.

Index

Income Taxes. The Company recorded income taxes totaling $690,000 and $325,000 for the three-month periods ending March 31, 2006 and 2005, respectively. Effective tax rates for the periods were 32.9% and 28.4%, respectively. Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rate is less than the statutory tax rate of 34%. The reason for the increase in the effective tax rate from 2005 to 2006 is the result of approximately $37,000 in certain state income tax credits which the Company was able to utilize in 2005.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of March 31, 2006, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2006, we had available to us additional federal funds lines of credit totaling $18.7 million in place with three banks a $26.8 million of available funds on our line of credit with the Federal Home Loan Bank of Atlanta.

At March 31, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Minimum Required	Minimum Required to be Well Capitalized	Consolidated	Upson	Polk

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	17.07%	14.85%	21.79%
Tier 1	4.00%	6.00%	15.88%	13.71%	20.54%
Tier 1 leverage ratio	4.00%	5.00%	10.91%	9.94%	12.67%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

In the second quarter of 2005, Bank of Upson began a project to rebuild its main office in Thomaston, Georgia. This project will replace substantially all of its current facility, increasing its size from 16,000 to 26,000 square feet. Management expects that the first phase of construction will be completed in the second quarter at a cost of approximately $3.3 million, with the final phase to be completed in the fourth quarter of 2006. Total cost of the project is expected to be between $5.25 million and $5.75 million. Through March 31, 2006, approximately $2.9 million had been disbursed for the project.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of March 31, 2006 and December 31, 2005 are as follows (dollars in thousands):

Index

(dollars in thousands)	March 31, 2006	December 31, 2005
Commitments to extend credit	$30,750	$36,529
Credit card commitments	9,052	8,329
Commercial letters of credit	742	272
	$40,544	$45,130

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Instruction 1 to Item 305(c) of Regulation S-K, no response to this item is required until after December 31, 2006.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Index

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Business" under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended March 31, 2006.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: May 15, 2006	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: May 15, 2006	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer