Form 10-Q
period 2006-06-30
SOUTHCREST FINANCIAL GROUP INC
filed 2006-08-14
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2006: 3,581,193.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)
(In thousands, except share and per share data)

Assets	June 30, 2006	December 31, 2005*
Cash and due from banks	$16,575	$15,930
Interest-bearing deposits at other financial institutions	3,544	4,039
Federal funds sold	1,102	4,297
Securities available for sale	47,296	45,190
Securities held to maturity (fair value $71,188 and $76,894)	74,169	78,321
Restricted equity securities, at cost	2,136	2,270
Loans held for sale	533	305
Loans, net of unearned income	287,003	276,475
Less allowance for loan losses	3,759	3,477
Loans, net	283,244	272,998
Premises and equipment, net	13,031	11,255
Goodwill	2,665	2,665
Intangible assets, net	3,838	4,248
Other assets	13,086	9,330
Total assets	$461,219	$450,848

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$62,450	$60,157
Interest-bearing	326,726	317,743
Total deposits	389,176	377,900
Federal Home Loan Bank advances	10,220	15,275
Federal funds purchased	1,595	-
Other liabilities	3,970	3,233
Total liabilities	404,961	396,408

Commitments and contingencies

Redeemable common stock held by ESOP	1,005	984

Stockholders' equity

Common stock, par value $1; 10,000,000 shares authorized, 3,581,193 and 3,581,193 issued, respectively	3,581	3,581
Additional paid-in capital	40,894	40,846
Retained earnings	11,443	9,528
Accumulated other comprehensive loss	(665)	(499)
Total stockholders' equity	55,253	53,456
Total liabilities, redeemable common stock, and stockholders' equity	$461,219	$450,848
See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, except share and per share data)

	Three Months		Six Months
	2006	2005	2006	2005
Interest income:
Loans	$5,524	$4,243	$10,715	$8,178
Securities - taxable	1,224	1,344	2,449	2,616
Securities - nontaxable	111	120	226	245
Federal funds sold	86	52	187	132
Interest-bearing deposits at other banks	50	38	88	71
Total interest income	6,995	5,797	13,665	11,242

Interest expense:
Deposits	2,230	1,471	4,139	2,765
Other borrowings	141	11	321	16
Total interest expense	2,371	1,482	4,460	2,781

Net interest income	4,624	4,315	9,205	8,461
Provision for loan losses	133	152	241	273
Net interest income after provision for loan losses	4,491	4,163	8,964	8,188

Other income:
Service charges on deposit accounts	887	861	1,709	1,609
Other service charges and fees	289	250	549	476
Impairment charge on investments	-	-	-	(600)
Net gain on sale of loans	37	39	71	78
Other operating income	98	79	150	186
Total other income	1,311	1,229	2,479	1,749

Other expenses:
Salaries and employee benefits	2,011	1,796	3,953	3,491
Equipment and occupancy expenses	380	381	753	748
Amortization of intangibles	202	206	410	551
Other operating expenses	1,092	1,030	2,114	2,024
Total other expenses	3,685	3,413	7,230	6,814

Income before income taxes	2,117	1,979	4,213	3,123
Income tax expense	691	621	1,381	946
Net income	$1,426	$1,358	$2,832	$2,177

Basic and diluted earnings per share	$0.40	$0.38	$0.79	$0.61
Dividends per share	$0.125	$0.120	$0.250	$0.240
Basic and diluted average shares outstanding	3,581,193	3,571,556	3,581,193	3,571,556

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	Three Months		Six Months
	2006	2005	2006	2005

Net income	$1,426	$1,358	$2,832	$2,177

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale arising during the period, net of taxes of $(112), $133, $(100), and $267	(187)	222	(166)	375

Comprehensive income	$1,239	$1,580	$2,666	$2,552

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)
	2006	2005
OPERATING ACTIVITIES
Net income	$2,832	$2,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384	382
Amortization of intangibles	410	551
Other amortization	120	186
Provision for loan losses	241	273
Impairment loss on investment securities	-	600
Stock compensation expense	48	-
Deferred income taxes	(273)	(401)
Income on bank-owned life insurance	(92)	(76)
Net gain on sale of loans	(71)	(78)
(Increase) decrease in interest receivable	(117)	149
Increase (decrease) in income taxes payable	50	183
Increase in interest payable	338	130
Originations of mortgage loans held for sale	(7,159)	(5,942)
Proceeds from sales of mortgage loans held for sale	7,002	6,307
Other assets and liabilities, net	472	(439)
Net cash provided by operating activities	4,185	4,002

INVESTING ACTIVITIES
Purchases of securities held to maturity	-	(8,667)
Proceeds from maturities of securities held to maturity	4,096	8,411
Purchases of securities available for sale	(4,000)	(12,001)
Proceeds from maturities of securities available for sale	1,502	4,053
Proceeds from redemption of restricted equity securities	134	-
Purchases of restricted equity securities	-	(668)
Net decrease in interest-bearing deposits in banks	495	692
Net decrease in federal funds sold	3,195	9,930
Net increase in loans	(10,593)	(17,830)
Purchase of premises and equipment	(2,160)	(1,623)
Proceeds from sale of other real estate owned	472	113
Purchase of life insurance contracts	(3,601)	-
Net cash used in investing activities	(10,460)	(17,590)

FINANCING ACTIVITIES
Net increase in deposits	11,276	12,619
Principal repayments on Federal Home Loan Bank advances	(5,055)	(55)
Net increase in federal funds purchased	1,595	2,060
Proceeds from other borrowings	-	1,500
Dividends paid	(896)	(857)
Net cash provided by financing activities	6,920	15,267
Net increase in cash and due from banks	645	1,679
Cash and due from banks at beginning of year	15,930	9,814
Cash and due from banks at end of period	$16,575	$11,493
See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,122	$2,651
Income taxes	1,604	1,165

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$166	$184
Increase in redeemable common stock held by ESOP	21	35
Unrealized gain (loss) on securities available for sale, net	(166)	375

See Notes to Condensed Consolidated Financial Statements.

Index

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”) and The First National Bank of Polk County (“FNB Polk”). Both banks are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties. FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. FNB Polk primarily serves the market area of Polk County.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December31, 2006. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December31, 2005 included in the Company’s annual report on Form 10-KSB (Registration No. 000-51287).

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

In December, 2005, the Company granted 183,500 options under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan. For the three and six month periods ended June 30, 2006, these options were nondilutive. There were no potential common shares outstanding at or during the period ended June 30, 2005. The weighted average number of shares outstanding for the three and six month periods ended June 30, 2006 and 2005 were 3,581,193 and 3,571,556, respectively.

NOTE 3 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

At June 30, 2006, the Company maintained one share-based compensation plan, the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), approved at the Company’s annual shareholders’ meeting held May 12, 2005. The only grant of options under this Plan was made in December, 2005. The compensation cost that has been charged against income for the Plan during the three and six month periods ending June 30, 2006 was $23,770 and $47,540, respectively. The Company recorded no deferred tax benefit in 2006 because all of the compensation cost was related to incentive (tax qualifying) stock options.

The Plan provides for up to 549,000 shares of common stock to be awarded in the form of stock options. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the Plan expire ten years from the date of grant. At December 31, 2005 183,500 options had been granted. Of these options, 104,000 were not tax qualifying and were fully vested on the date of grant, while 79,500 options were tax qualifying and vest over 60 months. At June 30, 2006, 365,500 options were available for grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant options during the three and six month periods ended June 30, 2006.

A summary of option activity under the Plan as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	183,500	$23.45	9.75	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at June 30, 2006	183,500	$23.45	9.75	$-

Exercisable at June 30, 2006	104,000	$23.45	9.75	$-

For the quarter ended June 30, 2006, no options were exercised or became vested.

As of June 30, 2006, there was $427,870 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.50 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R for the three and six month periods ending June 30, 2006 is as follows:

	Three Months	Six Months
Income before income tax expense	$(23,770)	$(47,540)
Net Income	$(23,770)	$(47,540)

Cash flow from operating activities	$-0-	$-0-
Cash flow from financing activities	$-0-	$-0-

Basic earnings per share	$(0.01)	$(0.01)
Diluted earnings per share	$(0.01)	$(0.01)

There were no stock options outstanding as of June 30, 2005.

Index

NOTE 4 — LOANS RECEIVABLE

The composition of loans at June 30, 2006 and December 31, 2005 is summarized as follows:

(dollars in thousands)	June 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$18,730	$19,841
Real estate - construction	55,071	52,122
Real estate - mortgage	176,601	169,555
Consumer	30,819	31,567
Other	5,926	3,554
	287,147	276,639
Unearned income	(144)	(164)
Allowance for loan losses	(3,759)	(3,477)
Loans, net	$283,244	$272,998

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position (FSP) FAS 115-1 and FAS 124-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which amends SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, and No.124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No.18, The Equity Method of Accounting for Investments in Common Stock. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 and FAS 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP is effective for reporting periods beginning after December15, 2005. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No.20, Accounting Changes and SFAS No.3, Reporting Accounting Changes in Interim Financial Statements. SFAS No.154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No.154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December15, 2005. The adoption of SFAS No.154 (revised 2004) did not have a material impact on its financial condition or results of operations of the Company.

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

Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of SouthCrest Financial Group, Inc. are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

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

Index

Financial Condition

During the six months ended June 30, 2006, our total assets increased $10.4 million to total assets of $461.2 million at June 30, 2006. During this period, total loans increased $10.5 million, or 3.8%, while loans held for sale increased $228,000. The increase in loans was due to the Company’s continued focus on loan growth. Securities available for sale increased $2.1 million while securities held to maturity decreased $4.2 million. Federal funds sold declined $3.2 million. Other assets increased $3.8 million as a result of a purchase of life insurance policies totaling $3.6 million in the first quarter. These policies were purchased in connection with new deferred compensation arrangements.

Deposits increased $11.3 million or 3.0% while Federal Home Loan Bank advances decreased $5.1 million. At June 30, 2006 we had purchased $1.6 million in federal funds. During the current year, the Company has used cash flows from the increases in deposits along with maturities of securities in the held to maturity portfolio to fund the increases in our loan portfolio and to reduce our advances at the Federal Home Loan Bank. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity has increased by $1,797,000 since December 31, 2005, primarily due to net income for the year to date, net of dividends paid to shareholders. This increase was offset by a $166,000 reduction in the unrealized losses on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in First National Bank of Polk County and Bank of Upson's loan portfolios as of June 30, 2006 and December 31, 2005:

(dollars in thousands)	June 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$18,730	$19,841
Real estate - construction	55,071	52,122
Real estate - mortgage	176,601	169,555
Consumer	30,819	31,567
Other	5,926	3,554
	287,147	276,639
Unearned income	(144)	(164)
Allowance for loan losses	(3,759)	(3,477)
Loans, net	$283,244	$272,998

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Nonaccrual loans	$1,032	$232
Loans past due 90 days or
more and still accruing	$469	$549
Loans restructured under
troubled debt	$21	$153

Nonaccrual loans increased $329,000 during the quarter ended June 30, increasing from $703,000 to $1,032,000. The increase primarily relates to $386,000 in loans to one borrower secured by various rental properties for which the Company has allocated $193,000 in reserves. Additionally, the Company has approximately $586,000 in loans secured by single family dwellings for which the Company believes there is limited risk of loss. In total, the Company has recorded a valuation allowance of $290,000 related to nonaccrual loans at June 30, 2006.

Information regarding impaired loans as of June 30, 2006 and December 31, 2005 are as follows:

Index

(Dollars in thousands)	June 30, 2006	December 31, 2005

Impaired loans without a valuation allowance	$-	$-
Impaired loans with valuation allowances of $290 and $35, respectively	$1,032	$232
Average investment in impaired loans for the period	$656	$323

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended June 30, 2006 and 2005 (dollars in thousands):

Analysis of Allowance for Loan Losses
For The Three and Six Months Ended June 30,
(Dollars in thousands)

	Three Months		Six Months
	2006	2005	2006	2005

Balance at beginning of period	$3,625	$3,208	$3,477	$3,161

Chargeoffs
Commercial loans	-	-	-	-
Real estate - construction	-	-	-	-
Real estate - mortgage	1	11	1	11
Consumer	77	189	143	287
Other	23	4	59	84

Total Chargeoffs	101	204	203	382

Recoveries
Commercial loans	-	2	-	2
Real estate - construction	5	-	5	-
Real estate - mortgage	-	(2)	4	-
Consumer	76	94	172	146
Other	21	3	63	53

Total recoveries	102	97	244	201

Net (chargeoffs) recoveries	1	(107)	41	(181)

Additions charged to operations	133	152	241	273

Balance at end of period	$3,759	$3,253	$3,759	$3,253

Annualized ratio of net chargeoffs during the period to average loans outstanding during the period	0.00%	0.18%	(0.03%)	0.16%

Index

Allowance for Loan Losses. The allowance for loan losses as of June 30, 2006 was $3,759,000 compared to $3,477,000 at December31, 2005 and $3,253,000 at June 30, 2005. As a percentage of gross loans, the allowance for loan losses was 1.31% at June 30, 2006 compared to 1.26% as of December31, 2005 and 1.31% at June 30, 2005. The provision for loan losses during the six-month period ended June 30, 2006 of $241,000 was the result of management's assessment of risks inherent in the loan portfolio. Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan. Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance range for each risk grade within each of the loan categories. Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio. The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Six Months Ended June 30, 2006 and 2005

Net income for the three-month period ended June 30, 2006 amounted to $1,426,000, or $0.40 basic and diluted earnings per share, compared to net income of $1,358,000 or $0.38 basic and diluted earnings per share for the same three-month period in 2005, an increase of $68,000, or 5.0%. For the six month periods, net income was $2,832,000, or $0.79 basic and diluted earnings per share, compared to net income of $2,177,000 or $0.61 basic and diluted earnings per share for the same six-month period in 2005, an increase of $655,000.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended June 30, 2006 increased $309,000 or 7.2% over the same period in 2005. The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $45.2 million during the quarter ended June 30, 2006 compared to the same period in 2005. This growth, along with an increase in the average yield on loans from 7.18% in 2005 to 7.84% in 2006, resulted in a $1.3 million increase in interest income earned on loans in 2006 over 2005. Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2006 period compared to 2005. The portion of total earning assets comprised by loans increased from 61.1% for the 2005 period to 67.8% for 2006. This change in the mix of our earning assets contributed to the 73 basis point increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

The average cost of funds increased 90 basis points to 2.84% for the three months ended June 30, 2006 compared to the same 2005 period. The Company has funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit. These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts. In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.

These changes resulted in the net yield on earning assets declining 2 basis points from 4.47% for the quarter ended June 30, 2005 to 4.45% for the same period in 2006. The net interest spread decreased from 4.06% in 2005 to 3.89% in 2006.

The following presents, for the three month periods ended June 30, 2006 and 2005, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Months Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$282,696	$237,533	7.84%	7.18%	$5,524	$4,243	$1,281	$418	$863
Taxable securities	111,707	127,032	4.39%	4.26%	1,224	1,344	(120)	239	(359)
Nontaxable securities	11,634	12,413	3.83%	3.89%	111	120	(9)	(2)	(7)
Federal funds sold	7,253	6,907	4.76%	3.03%	86	52	34	31	3
Interest bearing deposits in banks	3,805	4,781	5.27%	3.20%	50	38	12	56	(44)
Total earning assets	417,095	388,666	6.73%	6.00%	6,995	5,797	1,198	742	456
Cash and due from banks	11,243	10,218
Allowance for loan losses	(3,686)	(3,195)
Other assets	29,720	26,446

Total	$454,372	$422,135

Liabilities and Equity
Interest bearing demand (2)	$112,058	$116,727	1.62%	0.94%	$452	$273	$179	$253	$(74)
Savings	35,092	37,684	0.58%	0.48%	51	45	6	23	(17)
Certificates of deposit	176,705	152,194	3.92%	3.05%	1,727	1,153	574	367	207
Total interest bearing deposits	323,855	306,605	2.76%	1.93%	2,230	1,471	759	643	116
Borrowed funds	11,137	884	5.08%	5.00%	141	11	130	-	130
Total interest bearing liabilities	334,992	307,489	2.84%	1.94%	2,371	1,482	889	643	246
Noninterest bearing demand deposits	62,038	58,698
Other liabilities	1,605	3,662
Redeemable common stock held by ESOP	1,018	481
Shareholders' equity	54,719	51,805

Total	$454,372	$422,135
Net interest income					$4,624	$4,315	$309	$99	$210
Net interest yield on earning assets			4.45%	4.47%
Net interest spread			3.89%	4.06%

(1)	Daily averages. Loans include nonaccrual loans.
(2)	Includes money market accounts

For the six months ended June 30, 2006, net interest income increased $744,000 or 8.8% over the same period in 2005. The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $46.2 million for during the six months ended June 30, 2006 compared to the same period in 2005. The average yield on loans increased from 7.07% in 2005 to 7.73% in 2006. As a result of the loan growth and the increase in yields, interest income on loans increased $2.5 million in 2006 over 2005. The average yield on earning assets increased 75 basis points to 6.65%, as the portion of total earning assets comprised by loans increased from 60.7% for the 2005 period to 67.4% for 2006.

The average cost of funds increased 86 basis points to 2.70%. This increase is primarily the result of rate increases along with the Company’s increased utilization of Federal Home Loan Bank advances and certificates of deposits to fund its loan growth.

Index

For the six months ended June 30, 2006, the net yield on earning assets increased 4 basis points, increasing from 4.44% for the period ended June 30, 2005 to 4.48% for the same period in 2006. The net interest spread decreased from 4.06% in 2005 to 3.95% in 2006.

The following presents, for the six month periods ended June 30, 2006 and 2005, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Six Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$279,406	$233,226	7.73%	7.07%	$10,715	$8,178	$2,537	$813	$1,724
Taxable securities	112,726	123,212	4.38%	4.28%	2,449	2,616	(167)	157	(324)
Nontaxable securities	11,648	12,651	3.91%	3.91%	226	245	(19)	-	(19)
Federal funds sold	7,090	10,028	5.32%	2.65%	187	132	55	163	(108)
Interest bearing deposits in banks	3,621	4,901	4.90%	2.92%	88	71	17	66	(49)
Total earning assets	414,491	384,018	6.65%	5.90%	13,665	11,242	2,423	1,199	1,224
Cash and due from banks	11,920	10,853
Allowance for loan losses	(3,621)	(3,189)
Other assets	28,613	26,226
Total	$451,403	$417,908

Liabilities and Equity
Interest bearing demand (2)	$112,606	$115,790	1.51%	0.90%	$845	$518	$327	$370	$(43)
Savings	35,467	36,903	0.59%	0.49%	103	89	14	24	(10)
Certificates of deposit	171,597	150,841	3.75%	2.89%	3,191	2,158	1,033	706	327
Total interest bearing deposits	319,670	303,534	2.61%	1.84%	4,139	2,765	1,374	1,100	274
Borrowed funds	13,175	629	4.91%	5.13%	321	16	305	(2)	307
Total interest bearing liabilities	332,845	304,163	2.70%	1.84%	4,460	2,781	1,679	1,098	581
Noninterest bearing demand deposits	61,338	57,994
Other liabilities	1,878	3,885
Redeemable common stock held by ESOP	999	478
Shareholders' equity	54,343	51,388
Total	$451,403	$417,908
Net interest income					$9,205	$8,461	$744	$101	$643
Net interest yield on earning assets			4.48%	4.44%
Net interest spread			3.95%	4.06%

(1)	Daily averages. Loans includes nonaccrual loans.
(2)	Includes money market accounts

Index

Other Income. Total other income for the three-month period ended June 30, 2006 amounted to $1,311,000, compared to $1,229,000 for the same period in 2005, an increase of $82,000. For the six month period ended June 30, 2006, total other income was $2,479,000 compared to $1,749,000 in 2005, an increase of $730,000. This increase is principally due to an impairment charge recorded in the first quarter of 2005 in the amount of $600,000 on $2.5 million of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis of these securities. Previous losses on the securities were recognized in the equity section of the balance sheet. The Company’s conclusion considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Excluding the impairment charge, other income for the six months would have increased $130,000 over the same period last year.

The gain on sale of loans for the three month period was $37,000 in 2006 compared to $39,000 a year ago, and $71,000 for the six month period in 2006 compared to $78,000 for the same period a year ago. Upson originated and sold mortgage loans totaling $4.1 million during the second quarter of 2006 without recourse compared with $3.2 million for the second quarter of 2005, and $6.9 million during the six month period ended June 30, 2006 compared with $6.2 million for the same period in 2005. Service charges on deposit accounts were $887,000 for the three-month period in 2006 compared to $861,000 for the same period in 2005, an increase of $26,000, or 3.0%, but for the year to date period have increased $100,000 or 6.2% to $1,709,000. The primary component of this increase was a $89,000 increase in overdraft and NSF fee income. Other service charges and fees increased $39,000 to $289,000 for the quarter and $73,000 to $549,000 for the six-month period primarily due to increases in debit card fees.

Other Expenses. Other expenses for the three-month period ended June 30, 2006 amounted to $3,685,000 compared to $3,413,000 for the same period in 2005, an increase of $272,000 or 8.0%. For the six months ended June 30, 2006, other expenses grew $416,000, or 6.1%, to $7,230,000.

The largest component of other expenses is salaries and employee benefits, which increased $215,000, or 12.0% for the quarter and $462,000 or 13.2% for the six month period. For the quarter, higher compensation costs were primarily attributable to a $129,000 increase in incentive compensation, $35,000 in higher benefit costs, and $24,000 in costs related to the expensing of stock options (described below). For the six month period, the primary components of the increase were $191,000 in increased incentive compensation, $75,000 in higher benefit costs, and $48,000 in costs related to the expensing of stock options.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans for the three and six months ended June 30, 2006 was $23,770 and $47,540, respectively. No options were outstanding at or for the three- and six-month periods ended June 30, 2005. The total compensation cost related to nonvested awards not yet recognized at June 30, 2006 is $427,870 which will be recognized over the weighted average period of approximately 4.50 years. See “Note 3 - Stock Compensation Plans” in the notes to condensed consolidated financial statements for further information.

For the six month period ended June 30, 2006, amortization of intangibles declined $138,000, or 25.1% due to reductions in the amount of scheduled amortization of the core deposit intangible asset recorded in connection with the merger with First Polk Bankshares, Inc. Other operating expenses increased $62,000 for the quarter of which $25,000 relates to higher data processing costs. For the year to date, other operating expenses increased $90,000 of which $33,000 relates to higher data processing charges and $19,000 relates to costs associated with disposal of foreclosed property.

Income Taxes. The Company recorded income taxes totaling $691,000 and $621,000 for the three-month periods ending June 30, 2006 and 2005, respectively. Effective tax rates for the periods were 32.6% and 31.4%, respectively. For the six-month periods, taxes totaled $1,381,000 and $946,000 for 2006 and 2005, respectively, with effective tax rates of 32.8% and 30.3%. Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%. While the Company’s pretax income has increased in 2006, the amounts of tax-exempt income mentioned above have declined, resulting in higher effective tax rates in 2006 than in 2005. Additionally, in 2005 the Company was able to utilize approximately $37,000 in certain state income tax credits.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2006, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

Index

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2006, we had available to us additional federal funds lines of credit totaling $19.4 million in place with three banks and $43.3 million of available funds on our line of credit with the Federal Home Loan Bank of Atlanta.

At June 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Minimum Required	Minimum Required to be Well Capitalized	Consolidated	Upson	Polk

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	17.72%	14.91%	21.94%
Tier 1	4.00%	6.00%	16.50%	13.75%	20.69%
Tier 1 leverage ratio	4.00%	5.00%	11.41%	10.07%	12.56%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

In the second quarter of 2005, Bank of Upson began a project to rebuild its main office in Thomaston, Georgia. This project will replace substantially all of its current facility, increasing its size from 16,000 to 26,000 square feet. Management expects that the first phase of construction will be completed in the second quarter at a cost of approximately $3.3 million, with the final phase to be completed in the fourth quarter of 2006. Total cost of the project is expected to be between $5.25 million and $5.75 million. Through June 30, 2006, approximately $3.9 million had been disbursed for the project.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of June 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

(dollars in thousands)	June 30, 2006	December 31, 2005
Commitments to extend credit	$35,229	$36,529
Credit card commitments	9,186	8,329
Commercial letters of credit	723	272
	$45,138	$45,130

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

Index

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

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended June 30, 2006.

Item 3.	Defaults upon Senior Securities

None.

Index

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 11, 2006. The following directors were elected for three year terms to expire in 2009:

Name	Votes For	Votes Withheld	Broker Nonvotes

Zack D. Cravey, Jr.	2,691,538	4,400	-
Larry T. Kuglar	2,686,758	9,180	-
Michael D. McRae	2,691,538	4,400	-

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: August 14, 2006	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: August 14, 2006	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer