Form 10-Q
period 2006-09-30
SOUTHCREST FINANCIAL GROUP INC
filed 2006-11-13
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2006: 3,952,328.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
Assets	2006	2005*
Cash and due from banks	$11,355	$15,930
Interest-bearing deposits at other financial institutions	2,943	4,039
Federal funds sold	-	4,297
Securities available for sale	45,714	45,190
Securities held to maturity (fair value $71,188 and $76,894)	71,083	78,321
Restricted equity securities, at cost	2,136	2,270
Loans held for sale	671	305
Loans, net of unearned income	300,641	276,475
Less allowance for loan losses	3,818	3,477
Loans, net	296,823	272,998
Premises and equipment, net	13,542	11,255
Goodwill	2,665	2,665
Intangible assets, net	3,646	4,248
Other assets	13,826	9,330
Total assets	$464,404	$450,848

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$60,168	$60,157
Interest-bearing	330,636	317,743
Total deposits	390,804	377,900
Federal Home Loan Bank advances	10,165	15,275
Federal funds purchased	1,479	-
Other liabilities	4,349	3,233
Total liabilities	406,797	396,408

Commitments and contingencies

Redeemable common stock held by ESOP	1,059	984

Stockholders' equity
Common stock, par value $1; 10,000,000 shares authorized, 3,581,193 and 3,581,193 issued, respectively	3,581	3,581
Additional paid-in capital	40,918	40,846
Retained earnings	12,390	9,528
Accumulated other comprehensive loss	(341)	(499)
Total stockholders' equity	56,548	53,456
Total liabilities, redeemable common stock, and stockholders' equity	$464,404	$450,848

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except share and per share data)

	Three Months		Nine Months
	2006	2005	2006	2005
Interest income:
Loans	$5,980	$4,647	$16,695	$12,825
Securities - taxable	1,229	1,266	3,678	3,882
Securities - nontaxable	104	115	330	360
Federal funds sold	50	23	237	155
Interest-bearing deposits at other banks	46	44	134	115
Total interest income	7,409	6,095	21,074	17,337

Interest expense:
Deposits	2,482	1,640	6,621	4,405
Other borrowings	186	44	507	60
Total interest expense	2,668	1,684	7,128	4,465

Net interest income	4,741	4,411	13,946	12,872
Provision for loan losses	267	246	508	519
Net interest income after provision for loan losses	4,474	4,165	13,438	12,353

Other income:
Service charges on deposit accounts	838	899	2,547	2,508
Other service charges and fees	301	244	850	720
Impairment charge on investments	-	-	-	(600)
Gain on sale of securities	-	320	-	320
Net gain on sale of loans	39	32	110	110
Other operating income	70	85	220	271
Total other income	1,248	1,580	3,727	3,329

Other expenses:
Salaries and employee benefits	1,920	1,862	5,873	5,353
Equipment and occupancy expenses	426	415	1,179	1,163
Amortization of intangibles	192	206	602	757
Other operating expenses	1,029	1,034	3,143	3,058
Total other expenses	3,567	3,517	10,797	10,331

Income before income taxes	2,155	2,228	6,368	5,351
Income tax expense	706	715	2,087	1,661
Net income	$1,449	$1,513	$4,281	$3,690

Basic and diluted earnings per share	$0.41	$0.42	$1.20	$1.03
Dividends per share	$0.125	$0.120	$0.375	$0.360
Basic and diluted average shares outstanding	3,581,193	3,571,257	3,581,193	3,571,455

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	Three Months		Nine Months
	2006	2005	2006	2005

Net income	$1,449	$1,513	$4,281	$3,690

Other comprehensive income:
Reclassification adjustment for gains included in net income, net of tax of $-0-, $146, $-0-, and $146	-	174	-	174
Unrealized holding gains (losses) on securities available for sale arising during the period, net of taxes of $194, $(269), $95, and $(43)	324	(447)	158	(72)

Comprehensive income	$1,773	$1,240	$4,439	$3,792

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$4,281	$3,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	584	579
Amortization of intangibles	602	757
Other amortization	180	284
Provision for loan losses	508	519
Impairment loss on investment securities	-	600
Gain on sale of securities available for sale	-	(320)
Stock compensation expense	72	-
Deferred income taxes	(354)	(509)
Income on bank-owned life insurance	(197)	(111)
Increase in interest receivable	(316)	(177)
Increase (decrease) in income taxes payable	(9)	-
Increase in interest payable	676	209
Net gain on sale of loans	(110)	(110)
Originations of mortgage loans held for sale	(11,473)	(8,878)
Proceeds from sales of mortgage loans held for sale	11,217	9,275
Other assets and liabilities, net	232	597
Net cash provided by operating activities	5,893	6,405

INVESTING ACTIVITIES
Purchases of securities held to maturity	-	(8,667)
Proceeds from maturities of securities held to maturity	7,153	13,043
Purchases of securities available for sale	(4,195)	(13,001)
Proceeds from maturities of securities available for sale	3,772	6,377
Procees from sales of securities available for sale	-	1,794
Proceeds from redemption of restricted equity securities	134	-
Purchases of restricted equity securities	-	(1,113)
Net decrease in interest-bearing deposits in banks	1,096	586
Net decrease in federal funds sold	4,297	5,691
Net increase in loans	(24,699)	(34,269)
Purchase of premises and equipment	(2,871)	(2,437)
Proceeds from sale of other real estate owned	517	126
Purchase of life insurance contracts	(3,601)	-
Net cash used in investing activities	(18,397)	(31,870)

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	2006	2005

FINANCING ACTIVITIES
Net increase in deposits	$12,904	$17,702
Principal repayments on Federal Home Loan Bank advances	(5,110)	(110)
Increases in Federal Home Loan Bank advances	-	10,000
Net increase in federal funds purchased	1,479	-
Proceeds from other borrowings	-	1,500
Principal repayments on other borrowings	-	(1,500)
Purchase of treasury stock	-	(58)
Dividends paid	(1,344)	(1,286)
Net cash provided by financing activities	7,929	26,248
Net increase (decrease) in cash and due from banks	(4,575)	783
Cash and due from banks at beginning of year	15,930	9,814
Cash and due from banks at end of period	$11,355	$10,597

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$6,452	$2,651
Income taxes	2,449	1,165

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$441	$183
Increase in redeemable common stock held by ESOP	75	139
Unrealized gain on securities available for sale, net	158	102

See Notes to Condensed Consolidated Financial Statements.

Index

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”) and The First National Bank of Polk County (“FNB Polk”). Both banks are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties. FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. FNB Polk primarily serves the market area of Polk County.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB (Registration No. 000-51287).

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

NOTE 2 — EARNINGS PER COMMON SHARE

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

In December, 2005, the Company granted 183,500 options under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan. For the three- and nine-month periods ended September 30, 2006, these options were nondilutive. There were no potential common shares outstanding at or during the period ended September 30, 2005. The weighted average number of shares outstanding were 3,581,193 and 3,571,257 for the three-month periods ended September 30, 2006 and 2005, respectively, and 3,581,193 and 3,571,455 for the nine-month periods ended September 30, 2006 and 2005, respectively.

NOTE 3 — STOCK BASED COMPENSATION

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

At September 30, 2006, the Company maintained one share-based compensation plan, the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), approved at the Company’s annual shareholders’ meeting held on May 12, 2005. The only grant of options under this Plan was made in December, 2005. The compensation cost that has been charged against income for the Plan during the three and nine month periods ending September 30, 2006 was $23,770 and $71,310, respectively. The Company recorded no deferred tax benefit in 2006 because all of the compensation cost was related to incentive (tax qualifying) stock options.

The Plan provides for up to 549,000 shares of common stock to be awarded in the form of stock options. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the Plan expire ten years from the date of grant. At December 31, 2005 183,500 options had been granted. Of these options, 104,000 were not tax qualifying and were fully vested on the date of grant, while 79,500 options were tax qualifying and vest over 60 months. At September 30, 2006, 365,500 options were available for grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant options during the three and nine month periods ended September 30, 2006.

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	183,500	$23.45
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding at September 30, 2006	183,500	$23.45	9.25	$238,500

Exercisable at September 30, 2006	104,000	$23.45	9.25	$135,200

For the quarter ended September 30, 2006, no options were exercised or became fully vested.

As of September 30, 2006, there was $404,100 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.25 years.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R for the three and nine month periods ending September 30, 2006 is as follows:

	Three Months	Nine Months
Income before income tax expense	$(23,770)	$(71,310)
Net Income	$(23,770)	$(71,310)

Cash flow from operating activities	$-0-	$-0-
Cash flow from financing activities	$-0-	$-0-

Basic earnings per share	$(0.01)	$(0.02)
Diluted earnings per share	$(0.01)	$(0.02)

Index

There were no stock options outstanding as of September 30, 2005.

NOTE 4 — LOANS RECEIVABLE

The composition of loans at September 30, 2006 and December 31, 2005 is summarized as follows:

(dollars in thousands)	September 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$19,442	$19,841
Real estate - construction	56,733	52,122
Real estate - mortgage	188,489	169,555
Consumer	29,747	31,567
Other	6,400	3,554
	300,811	276,639
Unearned income	(170)	(164)
Allowance for loan losses	(3,818)	(3,477)
Loans, net	$296,823	$272,998

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods for changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 (revised 2004) did not have a material impact on the financial condition or results of operations of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48, which is effective for years beginning after December 15, 2006, applies to all “tax positions” within the scope of SFAS 109.  This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority.  The cumulative effect of initially applying FIN 48 is recorded in opening retained earnings of the year of adoption.  The Company is currently in the process of evaluating the impact of the implementation of FIN 48 on the Company’s financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”).  This SAB provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for purposes of a materiality assessment, requiring the use of both the “rollover” and “iron curtain” approaches.  SAB 108 is effective for years ending on or after November 15, 2006.  Upon initial application, if an issuer decides that there are material errors in prior (or current) financial statements using the new approach, then the issuer may either restate the prior periods or record a cumulative effect adjustment to the beginning of the year in which SAB 108 was adopted.  The adoption of this guidance will not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This statement provides enhanced guidance for using fair value to measure assets and liabilities and is applicable whenever other standards require or permit assets and liabilities to be measured at fair value.  This statement does not expand the use of fair value in any new circumstances.  This statement is effective for years beginning after November 15, 2007.  The adoption of SFAS No. 157 will not have a material impact on the Company’s financial condition or results of operations.

Index

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

NOTE 6 — IMPAIRMENT OF SECURITIES

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

NOTE 7 — SUBSEQUENT EVENT

On October 31, 2006 the Company completed the acquisition of Maplesville Bancorp, the parent company of Peachtree Bank, a $65 million bank headquartered in Maplesville, Alabama and which has a branch office in Clanton, Alabama. As a result of the acquisition, Peachtree Bank became a wholly owned subsidiary of the Company. Under the terms of the agreement, Maplesville Bancorp shareholders will receive a total of 371,135 shares of SouthCrest stock and $7.55 million in cash. The merger will be accounted for under the purchase method of accounting. Accordingly, assets and liabilities of Peachtree Bank and its results of operations will only be recorded in the consolidated financial statements of the Company prospectively from the date of merger. The Company estimates that goodwill of approximately $6.7 million will be recorded in connection with the merger.

Prior to the merger, on October 17, 2006 the Company obtained a $5.5 million line of credit for the purpose of providing funds needed in order to complete the merger with Maplesville Bancorp. The line carries a variable interest rate of Prime minus 50 basis points. The line is available for a period of twelve years and is secured by the common stock of the Company’s subsidiary banks. Interest is payable quarterly, with any principal balance outstanding after year two subject to a ten year amortization. The agreement contains restrictions concerning the maintenance of certain minimum capital levels and regulatory capital ratios, allowance for loan losses, and profitability ratios. After the merger was completed, funds advanced under the line were repaid from dividends paid to the Company from its subsidiary banks. While the line has been paid in full, it will remain outstanding for its full term.

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

Index

Financial Condition

During the nine months ended September 30, 2006, our total assets increased $13.6 million to total assets of $464.4 million at September 30, 2006. During this period, total loans increased $24.2 million, or 8.7%, while loans held for sale increased $366,000. The increase in loans was due to the Company’s continued focus on loan growth. Securities available for sale increased $0.5 million while securities held to maturity decreased $7.2 million. Federal funds sold declined $4.3 million. Other assets increased $4.4 million as a result of a purchase of life insurance policies totaling $3.6 million in the first quarter. These policies were purchased in connection with new deferred compensation arrangements.

Deposits increased $12.9 million or 3.4% while Federal Home Loan Bank advances decreased $5.1 million. At September 30, 2006 we had purchased $1.5 million in federal funds. During the current year, the Company has used cash flows from the increases in deposits along with maturities of securities in the held to maturity portfolio to fund the increases in our loan portfolio and to reduce our advances at the Federal Home Loan Bank. The Company monitors the growth in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity has increased by $3.1 million since December 31, 2005, primarily due to net income for the year to date, net of dividends paid to shareholders. In addition, the Company experienced a $158,000 reduction in the unrealized losses on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in First National Bank of Polk County and Bank of Upson's loan portfolios as of September 30, 2006 and December 31, 2005:

(dollars in thousands)	September 30, 2006	December 31, 2005
Commercial, financial, and agricultural	$19,442	$19,841
Real estate - construction	56,733	52,122
Real estate - mortgage	188,489	169,555
Consumer	29,747	31,567
Other	6,400	3,554
	300,811	276,639
Unearned income	(170)	(164)
Allowance for loan losses	(3,818)	(3,477)
Loans, net	$296,823	$272,998

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Nonaccrual loans	$847	$232
Loans past due 90 days or more and still accruing	$344	$549
Loans restructured under troubled debt	$6	$153

Nonaccrual loans decreased $185,000 during the quarter ended September 30, 2006 decreasing from $1,032,000 to $847,000. At September 30, 2006 nonaccrual loans included $386,000 in loans to one borrower secured by various rental properties for which the Company has allocated $193,000 in reserves. Additionally, nonaccrual loans includes approximately $413,000 in loans secured by single family dwellings for which the Company believes there is limited risk of loss. In total, the Company has recorded a valuation allowance of $260,000 related to nonaccrual loans at September 30, 2006.

Information regarding impaired loans as of September 30, 2006 and December 31, 2005 are as follows:

Index

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$-	$-

Impaired loans with valuation allowances of $260 and $35, respectively	$847	$232
Average investment in impaired loans for the period	$704	$323

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended September 30, 2006 and 2005 (dollars in thousands):

Analysis of Allowance for Loan Losses
For The Three and Nine Months Ended September 30,
(Dollars in thousands)

	Three Months		Nine Months
	2006	2005	2006	2005

Balance at beginning of period	$3,759	$3,253	$3,477	$3,161

Chargeoffs
Commercial loans	34	31	34	31
Real estate - construction	-	-	-	-
Real estate - mortgage	78	-	79	11
Consumer	132	137	275	424
Other	50	57	109	141

Total Chargeoffs	294	225	497	607

Recoveries
Commercial loans	5	-	5	2
Real estate - construction	(5)	-	-	-
Real estate - mortgage	2	-	6	-
Consumer	69	77	241	223
Other	15	22	78	75

Total recoveries	86	99	330	300

Net (chargeoffs) recoveries	(208)	(126)	(167)	(307)

Additions charged to operations	267	246	508	519

Balance at end of period	$3,818	$3,373	$3,818	$3,373

Annualized ratio of net chargeoffs during the period to average loans outstanding during the period	0.28%	0.20%	0.08%	0.17%

Allowance for Loan Losses. The allowance for loan losses as of September 30, 2006 was $3,818,000 compared to $3,477,000 at December 31, 2005 and $3,373,000 at September 30, 2005. As a percentage of gross loans, the allowance for loan losses was 1.27% at September 30, 2006 compared to 1.26% as of December 31, 2005 and 1.28% at September 30, 2005. The provision for loan losses during the nine-month period ended September 30, 2006 of $508,000 was the result of management's assessment of risks inherent in the loan portfolio. Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan. Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance range for each risk grade within each of the loan categories. Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio. The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Index

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Nine Months Ended September 30, 2006 and 2005

Net income for the three-month period ended September 30, 2006 amounted to $1,446,000, or $0.41 basic and diluted earnings per share, compared to net income of $1,513,000 or $0.42 basic and diluted earnings per share for the same three-month period in 2005, an decrease of $64,000, or 4.2%. For the nine month periods, net income was $4,281,000, or $1.20 basic and diluted earnings per share, compared to net income of $3,690,000 or $1.03 basic and diluted earnings per share for the same nine-month period in 2005, an increase of $591,000.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended September 30, 2006 increased $330,000 or 7.5% over the same period in 2005. The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $38.2 million during the quarter ended September 30, 2006 compared to the same period in 2005. This growth, along with an increase in the average yield on loans from 7.21% in 2005 to 8.07% in 2006, resulted in a $1.3 million increase in interest income earned on loans in 2006 over 2005. Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2006 period compared to 2005. The portion of total earning assets comprised by loans increased from 64.8% for the 2005 period to 69.7% for 2006. This change in the mix of our earning assets contributed to the 85 basis point increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

The average cost of funds increased 98 basis points to 3.09% for the three months ended September 30, 2006 compared to the same 2005 period. The Company has funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit. These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts. In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.

These changes resulted in the net yield on earning assets increasing 3 basis points from 4.43% for the quarter ended September 30, 2005 to 4.46% for the same period in 2006. The net interest spread decreased from 4.01% in 2005 to 3.88% in 2006.

The following presents, for the three month periods ended September 30, 2006 and 2005, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Months Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$293,949	$255,713	8.07%	7.21%	$5,980	$4,647	$1,333	$591	$742
Taxable securities	110,174	118,963	4.43%	4.22%	1,229	1,266	(37)	284	(321)
Nontaxable securities	11,114	12,022	3.71%	3.80%	104	115	(11)	(3)	(8)
Federal funds sold	3,639	3,488	5.45%	2.62%	50	23	27	26	1
Interest bearing deposits in banks	3,117	4,711	5.85%	3.71%	46	44	2	76	(74)
Total earning assets	421,993	394,897	6.97%	6.12%	7,409	6,095	1,314	974	340
Cash and due from banks	11,694	10,052
Allowance for loan losses	(3,793)	(3,278)
Other assets	31,729	29,722

Total	$461,623	$431,393

Liabilities and Equity
Interest bearing demand (2)	$112,526	$118,152	1.77%	1.14%	$503	$340	$163	$268	$(105)
Savings	32,440	37,805	0.59%	0.54%	48	51	(3)	22	(25)
Certificates of deposit	183,588	156,093	4.17%	3.17%	1,931	1,249	682	438	244
Total interest bearing deposits	328,554	312,050	3.00%	2.09%	2,482	1,640	842	728	114
Borrowed funds	14,128	3,866	5.22%	4.52%	186	44	142	8	134
Total interest bearing liabilities	342,682	315,916	3.09%	2.11%	2,668	1,684	984	736	248
Noninterest bearing demand deposits	58,914	58,439
Other liabilities	3,020	3,828
Redeemable common stock held by ESOP	1,038	478
Shareholders' equity	55,969	52,732

Total	$461,623	$431,393
Net interest income					$4,741	$4,411	$330	$238	$92
Net interest yield on earning assets			4.46%	4.43%
Net interest spread			3.88%	4.01%

(1)	Daily averages. Loans include nonaccrual loans.
(2)	Includes money market accounts

For the nine months ended September 30, 2006, net interest income increased $1,074,000 or 8.3% over the same period in 2005. The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $43.5 million for during the nine months ended September 30, 2006 compared to the same period in 2005. The average yield on loans increased from 7.12% in 2005 to 7.85% in 2006. As a result of the loan growth and the increase in yields, interest income on loans increased $3.9 million in 2006 over 2005. The average yield on earning assets increased 78 basis points to 6.76%, as the portion of total earning assets comprised by loans increased from 62.1% for the 2005 period to 68.2% for 2006. The average cost of funds increased 89 basis points to 2.83%. This increase is primarily the result of rate increases along with the Company’s increased utilization of Federal Home Loan Bank advances and certificates of deposits to fund its loan growth.

Index

For the nine months ended September 30, 2006, the net yield on earning assets increased 3 basis points, increasing from 4.44% for the period ended September 30, 2005 to 4.47% for the same period in 2006. The net interest spread decreased from 4.04% in 2005 to 3.93% in 2006. The following presents, for the nine month periods ended September 30, 2006 and 2005, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Nine Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$284,307	$240,804	7.85%	7.12%	$16,695	$12,825	$3,870	$1,401	$2,469
Taxable securities	111,866	121,780	4.40%	4.26%	3,678	3,882	(204)	184	(388)
Nontaxable securities	11,468	12,439	3.85%	3.87%	330	360	(30)	(1)	(29)
Federal funds sold	5,927	7,824	5.35%	2.65%	237	155	82	147	(65)
Interest bearing deposits in banks	3,451	4,837	5.19%	3.18%	134	115	19	74	(55)
Total earning assets	417,019	387,684	6.76%	5.98%	21,074	17,337	3,737	1,805	1,932
Cash and due from banks	11,844	10,583
Allowance for loan losses	(3,679)	(3,219)
Other assets	29,663	27,404
Total	$454,847	$422,452

Liabilities and Equity
Interest bearing demand (2)	$112,579	$116,586	1.60%	0.98%	$1,348	$858	$490	$539	$(49)
Savings	34,447	37,207	0.59%	0.50%	151	140	11	27	(16)
Certificates of deposit	175,638	152,611	3.90%	2.98%	5,122	3,407	1,715	1,152	563
Total interest bearing deposits	322,664	306,404	2.74%	1.92%	6,621	4,405	2,216	1,718	498
Borrowed funds	13,496	1,720	5.02%	4.66%	507	60	447	5	442
Total interest bearing liabilities	336,160	308,124	2.83%	1.94%	7,128	4,465	2,663	1,723	940
Noninterest bearing demand deposits	60,521	58,144
Other liabilities	2,263	3,865
Redeemable common stock held by ESOP	1,012	478
Shareholders' equity	54,891	51,841
Total	$454,847	$422,452
Net interest income					$13,946	$12,872	$1,074	$82	$992
Net interest yield on earning assets			4.47%	4.44%
Net interest spread			3.93%	4.04%

(1)	Daily averages. Loans includes nonaccrual loans.
(2)	Includes money market accounts

Other Income. Total other income for the three-month period ended September 30, 2006 amounted to $1,248,000, compared to $1,580,000 for the same period in 2005, a decrease of $332,000. The decline from 2005 relates primarily to $320,000 in gains on sale of securities available for sale. Excluding the impact of these gains, other income for the 2006 period would have been consistent with 2005, declining $12,000 from 2005. Service charges (including NSF and overdraft charges) on deposit accounts declined $61,000, or 6.8% due to a $54,000 decrease in NSF and overdraft charges. Other service charges and fees increased $57,000 or 23.4% of which $42,000 relates to increased transaction fee income from debit cards.

Index

For the nine month period ended September 30, 2006, total other income was $3,727,000 compared to $3,329,000 in 2005, an increase of $398,000. This increase is principally due to an impairment charge recorded in the first quarter of 2005 in the amount of $600,000 net of the securities gains of $320,000 recorded in the third quarter of 2005. The impairment charge in 2005 was recognized on $2.5 million of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary charge was based upon a detailed impairment analysis of these securities. Previous losses on the securities were recognized in the equity section of the balance sheet. The Company’s conclusion considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Net of these two items, other income for the nine months ended September 30, 2006 would have increased $118,000 over the same period last year.

Service charges (including NSF and overdraft charges) on deposit accounts were $838,000 for the three-month period in 2006 compared to $899,000 for the same period in 2005, a decrease of $61,000, or 6.8%, but for the year to date period have increased $39,000 or 1.6% to $2,547,000. For the three month period, the decline is primarily due to a $54,000 decrease in NSF and overdraft charges. For the year to date period, NSF and overdraft fees increased $34,000 over the same period in 2005. Other service charges and fees increased $57,000 to $301,000 for the quarter and $130,000 to $850,000 for the nine-month period primarily due to increases in debit card fees. Increased fee income from debit cards accounted for $42,000 of the increase for the quarter and $89,000 of the increase for the year to date.

The gain on sale of loans for the three month period was $39,000 in 2006 compared to $32,000 a year ago, and $110,000 for the nine month period in both 2006 and 2005. Upson originated and sold mortgage loans totaling $4.2 million during the third quarter of 2006 without recourse compared with $3.0 million for the third quarter of 2005, and $11.1 million during the nine month period ended September 30, 2006 compared with $9.2 million for the same period in 2005.

Other Expenses. Other expenses for the three-month period ended September 30, 2006 amounted to $3,567,000 compared to $3,517,000 for the same period in 2005, an increase of $50,000 or 1.4%. For the nine months ended September 30, 2006, other expenses grew $466,000, or 4.5%, to $10,797,000.

The largest component of other expenses is salaries and employee benefits, which increased $58,000, or 3.1% for the quarter and $520,000 or 9.7% for the nine month period. Costs related to the expensing of stock options (described below) totaled $24,000 and $71,000 for the quarter and year to date, respectively. Incentive expense declined $18,000 for the three month period but increased $177,000 for the year to date due to increased profitability. Benefit costs increased $14,000 for the quarter and $101,000 for the year to date. The increase for the year is attributable to higher medical costs, which increased $42,000, and higher retirement costs, which increased $39,000.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans for the three and nine months ended September 30, 2006 was $23,770 and $71,310, respectively. No options were outstanding at or for the three- and nine-month periods ended September 30, 2005. The total compensation cost related to nonvested awards not yet recognized at September 30, 2006 is $404,100 which will be recognized over the weighted average period of approximately 4.25 years. See “Note 3 - Stock Compensation Plans” in the notes to condensed consolidated financial statements for further information.

For the nine month period ended September 30, 2006, amortization of intangibles declined $155,000, or 20.5% due to reductions in the amount of scheduled amortization of the core deposit intangible asset recorded in connection with the merger with First Polk Bankshares, Inc. Occupancy expenses increased $11,000 for the quarter. For the year to date, other operating expenses increased $85,000 of which $30,000 relates to higher data processing charges and $87,000 relates to costs associated with disposal of foreclosed property.

Index

Income Taxes. The Company recorded income taxes totaling $706,000 and $715,000 for the three-month periods ending September 30, 2006 and 2005, respectively. Effective tax rates for the periods were 32.8% and 32.1%, respectively. For the nine-month periods, taxes totaled $2,087,000 and $1,661,000 for 2006 and 2005, respectively, with effective tax rates of 32.8% and 31.0%. Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%. While the Company’s pretax income has increased in 2006, the amounts of tax-exempt income mentioned above have declined, resulting in higher effective tax rates in 2006 than in 2005. Additionally, in 2005 the Company was able to utilize approximately $37,000 in certain state income tax credits.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of September 30, 2006, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At September 30, 2006, we had available to us additional federal funds lines of credit totaling $21.0 million in place with three banks and $44.6 million of available funds on our line of credit with the Federal Home Loan Bank of Atlanta.

At September 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Minimum Required	Minimum Required to be Well Capitalized	Consolidated	Upson	Polk

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	16.78%	14.06%	21.38%
Tier 1	4.00%	6.00%	15.60%	12.94%	20.13%
Tier 1 leverage ratio	4.00%	5.00%	11.01%	9.69%	12.82%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

In the second quarter of 2005, Bank of Upson began a project to rebuild its main office in Thomaston, Georgia. This project will replace substantially all of its current facility, increasing its size from 16,000 to 26,000 square feet. The first phase of construction was completed in July 2006 with the final phase to be completed in the fourth quarter of 2006. Total cost of the project is expected to be between $5.25 million and $5.75 million. Through September 30, 2006, approximately $4.5 million had been disbursed for the project.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of September 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

(dollars in thousands)	September 30, 2006	December 31, 2005
Commitments to extend credit	$39,210	$36,529
Credit card commitments	9,248	8,329
Commercial letters of credit	646	272
	$49,104	$45,130

Index

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

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending claims and legal proceedings will not have a material adverse effect on the Company’s results of operations.

Item 1A.	Risk Factors

As disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements, SouthCrest completed its acquisition of Maplesville Bancorp on October 31, 2006. If SouthCrest does not successfully integrate Maplesville into its business, SouthCrest may not realize the expected benefits from its acquisition of Maplesville. SouthCrest may encounter unforeseen expenses, as well as difficulties and complications in integrating Maplesville’s operations with its overall operations. SouthCrest expects that it be able to maintain most of Maplesville’s key customers and personnel and integrate Maplesville’s systems and procedures with those of SouthCrest with a minimal amount of costs and diversion of management time and attention. If SouthCrest is unable to integrate Maplesville in a timely manner or experiences disruptions with Maplesville’s customer relationships, the anticipated benefits of the acquisition of Maplesville may not be realized and SouthCrest’s results of operations may be adversely affected.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended September 30, 2006.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: November 14, 2006	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: November 14, 2006	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer