Form 10-K
period 2006-12-31
SOUTHCREST FINANCIAL GROUP INC
filed 2007-04-02
CIK 1279756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51287

SOUTHCREST FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2256460
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 North Glynn Street, Suite B, Fayetteville, Georgia	30214
(Address of Principal Executive Offices)	(Zip Code)

(770) 461-2781
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value stated

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2006, was approximately $65,353,504, based on the registrant’s closing sales price as reported on the NASDAQ Over-the-Counter Bulletin Board. There were 3,952,328 shares of the registrant’s common stock outstanding as of April 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2006	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007	Part III

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Information About SouthCrest Financial Group, Inc.

Description of Business

SouthCrest Financial Group, Inc. (“the Company” or “SouthCrest”) is a bank holding company headquartered in Fayetteville, Georgia. SouthCrest was incorporated under the laws of the State of Georgia on August 15, 1996 as Upson Bankshares, Inc. and is registered under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia. SouthCrest conducts its operations through its wholly owned subsidiaries (collectively the “Banks”), Bank of Upson (“Upson”), First National Bank of Polk County (“FNB Polk”) and Peachtree (“Peachtree”). The Company was created on September 30, 2004 when Upson Bankshares, Inc. and First Polk Bankshares, Inc. merged with the surviving entity changing its name to SouthCrest.

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

Peachtree Bank

Peachtree Bank was chartered in 1919 under the laws of the State of Alabama. On October 31, 2006, Peachtree became a wholly-owned subsidiary of the Company as a result of the merger of Maplesville Bancorp, Peachtree’s holding company, with SouthCrest. Peachtree maintains its main office in Maplesville, Alabama and operates a branch office in Clanton, Alabama. Peachtree is a full-service community bank providing banking services in its primary trade area of Chilton County, Alabama. Such services include making real estate, commercial and consumer loans, as well as providing deposit accounts such as checking, money market, consumer certificate of deposit and IRA accounts.

Business Activities of the Company

Deposit Services. Deposits are a key component of the Company’s business, serving as a source of funding for lending as well as for increasing customer account relationships. The Banks offer a variety of deposit services, including non-interest bearing checking accounts, interest bearing checking accounts, money market accounts, savings accounts, and time deposits of maturities ranging from three months to five years. The primary sources of deposits for the Banks are businesses and individuals in their primary market areas.

Lending Services. The Banks’ lending business consists primarily of making consumer loans to individuals, commercial loans to small and medium-sized businesses and professional organizations, and secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition and improvement of personal residences.

Investment Services. The Company provides investment services through its partnership with a full-service brokerage firm, and offering its customers brokerage services for stocks, bonds, mutual funds, IRA’s, 529 plans, retirement plans, certificates of deposit, and insurance products. The customer base for this service consists of individual investors, small businesses, and non-profit organizations. This service is offered at the Bank of Upson through its division operating under the trade name “Hometown Investments” which was created in 1999 and has been in full service since 2001. In 2005 FNB Polk began offering this service to its customers under the trade name “SouthCrest Investment Services.”

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

Market Area and Competition. The Company operates in a highly competitive environment. The Banks compete for deposits and loans with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and other financial entities operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms, and insurance companies to affiliate, a number of larger financial institutions and other corporations offering a wider variety of financial services than the Banks currently offer could enter our area and aggressively compete in the markets that the Banks serve. Many of these competitors have substantially greater resources and lending limits than the Banks and may offer certain services that they do not or cannot provide.

We currently conduct business principally through the Banks’ eleven branches in their market areas of Fayette, Meriwether, Polk and Upson Counties, Georgia and Chilton County, Alabama. Based upon data available on the FDIC website as of June 30, 2006, SouthCrest’s total deposits ranked 1st among financial institutions in our market area, representing approximately 14.3% of the total deposits in our market area. The table below shows our deposit market share collectively and by Bank in the counties we serve according to data from the FDIC website as of June 30, 2006.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Upson
Fayette County	1	$6	$1,793	15	0.3%
Meriwether County	3	82	205	1	40.0
Upson County	2	157	355	1	44.1
Upson Total	6	245	2,353	4	10.4

FNB Polk
Polk County	3	145	384	1	37.8
FNB Polk Total	3	145	384	1	37.8

Peachtree
Chilton County	2	54	374	4	14.5
Peachtree Total	2	54	374	4	14.5

SouthCrest	11	$444	$3,111	1	14.3%

Employees. As of December 31, 2006, the Company and the Banks had a total of 187 full-time equivalent employees. Certain executive officers of the Banks also serve as officers of SouthCrest Financial Group, Inc. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

SouthCrest Financial Group, Inc.

Since the Company owns all of the capital stock of Upson, FNB Polk and Peachtree, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because Upson and FNB Polk have been chartered more than three years, this limitation under Georgia would not affect SouthCrest’s ability to sell Upson or FNB Polk. Similarly, Alabama law prohibits the acquisition of Alabama state banks that have been chartered for less than five years. However, since Peachtree has been chartered for more than five years, this law does not apply to sales of Peachtree.

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

Permitted Activities.  A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Banks’ customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Banks and to commit resources to support the Banks. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of the Banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Banks

General.  The Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Since Peachtree is a commercial bank chartered under the laws of the State of Alabama, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Superintendent of Banking of the Alabama State Banking Department (the “Alabama State Banking Department”). The FDIC and the Superintendent regularly examine Peachtree’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Because the Banks’ deposits are insured by the FDIC to the maximum extent provided by law, they are also subject to certain FDIC regulations. The Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations.

Branching. Under current Georgia law, Upson may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, Upson may acquire branches of existing banks located in Georgia. National Banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Therefore, FNB Polk may open branch offices or acquire branches of existing banks located in Georgia with the approval of the Office of the Comptroller of the Currency. Similarly, under current Alabama law, Peachtree may open branch offices throughout Alabama, or acquire branches of existing banks located in Alabama, with the prior approval of the Alabama State Banking Department. The Banks and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Both Georgia and Alabama law, with limited exceptions, currently permit branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, neither Georgia nor Alabama has opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of either Georgia or Alabama may branch into Georgia or Alabama, respectively. This provides a limited barrier of entry into the Georgia and Alabama banking markets, which protects us from an important segment of potential competition. However, because Georgia and Alabama have elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until either Georgia or Alabama changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2006, the Banks qualified for the well-capitalized category.

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

An institution that is assigned to any of the “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” categories is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks. Additionally, the Banks must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Banks have developed systems by which they develop, maintain and document comprehensive, systematic and consistently applied processes for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Banks maintain a prudent and conservative, but not excessive, ALLL, that is at a level appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Banks’ estimates of credit losses reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Banks’ lending operations may be subject to enhanced scrutiny by federal banking regulators based on their concentrations of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Banks’ deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

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

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, the FDIC, in the case of Upson and Peachtree, and the Office of the Comptroller of the Currency, in the case of FNB Polk. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Banks are also subject to risk-based and leverage capital requirements adopted by their respective federal agency, both of which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components; Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “The Banks – Prompt Corrective Action” above.

See Note 14 in the “Notes to Consolidated Financial Statements” for the capital ratios of SouthCrest, Upson, FNB Polk and Peachtree.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Banks pay to their sole shareholder, the Company. Statutory and regulatory limitations apply to the Banks’ payment of dividends. If, in the opinion of the federal banking regulator, any of our Banks were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Banks—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates Upson’s dividend payments and must approve dividend payments that would exceed 50% of Upson’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

The Alabama State Banking Department also regulates Peachtree’s dividend payments and must approve dividend payments that would exceed 50% of Peachtree’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. Peachtree is also required by Alabama law to obtain the prior approval of the Alabama State Banking Department for its payment of dividends if the total of all dividends declared by Peachtree in any calendar year will exceed the total of (1) Peachtree’s net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the proceeding two years, less any required transfers to surplus. In addition, no dividends may be paid from Peachtree’s surplus without prior written approval of the Superintendent, and Peachtree may not pay any dividend that would cause its Tier 1 Capital ratio to fall below 8%.

FNB Polk is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the FNB Polk’s net profits for that year, plus (2) the FNB Polk’s retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2006, the Banks could each pay cash dividends without prior regulatory approval, subject to the limitations described herein.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•
the FDIC and the National Credit Union Administration are authorized to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 1A.	RISK FACTORS

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

Our success is, and is expected to remain, highly dependent on our Chairman, Daniel Brinks, and President and CEO, Larry Kuglar. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 80% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Presently 28 banks serve our market area with a total of 84 branches.

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

Our directors and executive officers, as a group, beneficially owned approximately 18% of our fully diluted outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Risks Related to our Industry

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We cannot make assurances that we will have the ability to continuously pay dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiary banks.

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

As a bank holding company, we are primarily regulated by the Federal Reserve. Our subsidiary banks are regulated by the FDIC, the Georgia Department of Banking and Finance, the Alabama State Banking Department and the OCC. Our compliance with these regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTIES

SouthCrest maintains its executive offices in leased office space at 600 North Glynn Street, Suite B, Fayetteville, Georgia.

Bank of Upson’s main banking office is located at 108 South Church Street, Thomaston, Georgia 30286. In 2005, Upson began rebuilding this facility, enlarging it from approximately 16,000 square feet to 26,000 square feet. The cost of the project, including the cost of furnishings, is estimated to be between $5.4 million and $5.6 million. The first phase was completed in the third quarter of 2006 at a cost of approximately $3.7 million. The second phase is expected to be completed in the first quarter of 2007. Bank of Upson’s operations center is located at 210A West Main Street, Thomaston, Georgia 30286. Bank of Upson also owns banking offices at the following locations: (i) 943 North Church Street, Thomaston, Georgia 30286, (ii) 406 West Main Street, Manchester, Georgia 31816, (iii) 121 Broad Street, Warm Springs, Georgia 31830, and (iv) 14 North Main Street, Luthersville, Georgia 30251. Bank of Upson leases a branch at 600 North Glynn Street, Suite B, Fayetteville, Georgia 30214. Bank of Upson’s offices in Manchester, Warm Springs, and Luthersville, Georgia are located within Meriwether County, Georgia and do business as Meriwether Bank & Trust. The office in Fayetteville, Georgia is located in Fayette County and does business as SouthCrest Bank. Bank of Upson owns 16 ATMs, which are located within Upson, Fayette, and Meriwether Counties.

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

Peachtree Bank’s main office is at 9411 Highway 22, Maplesville, Alabama. The main office was built in 1961 and occupies 4,200 square feet. Peachtree also owns and operates a full service branch located at 1501 North 17th Street in Clanton, Alabama. This branch was built in 1994 and occupies 3,500 square feet.

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of shareholders of SouthCrest Financial Group, Inc., through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low bid information for transactions in our common stock for the previous two years on the Nasdaq Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$24.00	$21.50	$21.25	$18.00
Second Quarter	$24.50	$23.50	$20.50	$17.75
Third Quarter	$26.00	$22.20	$25.00	$19.10
Fourth Quarter	$25.50	$22.80	$24.75	$23.00

On March 1, 2007, the Company had approximately 630 shareholders of record of our common stock.

The Company generally declares a dividend on the first business day of each quarter, to be paid on the last business day of that month, with the record date normally being two weeks prior to the payment date. The table below shows the quarterly dividends paid during 2006 and 2005.

	2006	2005
First Quarter	$0.125	$0.12
Second Quarter	0.125	0.12
Third Quarter	0.125	0.12
Fourth Quarter	0.125	0.12

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

ITEM 6.	SELECTED FINANCIAL DATA

The response to this item is included in the section of the same title contained in the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference. See Exhibit 13.1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The response to this item is included in the section of the same title contained in the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference. See Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included in the section titled “Management’s Discussion and Analysis - Financial Condition - Liquidity and Interest Rate Sensitivity” contained in the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference. See Exhibit 13.1.

ITEM 8.	FINANCIAL STATEMENTS

The response to this item is included in the section of the same title contained in the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference. See Exhibit 13.2.

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

Atlanta, Georgia February 18, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007 under the headings “Proposal One: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007 under the headings “Proposal One: Election of Directors - Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007 under the heading “Management Stock Ownership” and is incorporated herein by reference.

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the 2005 Stock Incentive Plan as of December 31, 2006. The 2005 Stock Incentive Plan was approved by the Shareholders on May 12, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	191,400	$23.44	357,600

Equity compensation plans not approved by security holders	—	—	—
Total	191,400	$23.44	357,600

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007 under the headings “Proposal One: Election of Directors - Director Independence” and “Related Party Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2007 under the heading “Audit Committee Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number*	Exhibit
3.1	Articles of Incorporation[1]
3.2	Amended and Restated Bylaws[9]
3.3	Amendment to Bylaws[2]
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson[9]
10.2	Agreement and Plan of Merger with Maplesville Bancorp[3]
10.3	Agreement and Plan of Share Exchange with Bank of Chickamauga[4]
10.4*	Employment Agreement with Daniel W. Brinks[5]
10.5*	Salary Continuation Agreement with Daniel W. Brinks
10.6*	Joint Beneficiary Designation Agreement with Daniel W. Brinks
10.7*	Employment Agreement with Larry T. Kuglar[13]
10.8*	Salary Continuation Agreement with Larry T. Kuglar
10.9*	Joint Beneficiary Designation Agreement with Larry T. Kuglar
10.10*	Employment Agreement with Douglas J. Hertha[6]
10.11*	Salary Continuation Agreement with Douglas J. Hertha
10.12*	Joint Beneficiary Designation Agreement with Douglas J. Hertha
10.13*	Employment Agreement with Harvey N. Clapp[7]
10.14*	Executive Salary Continuation Agreement with Harvey N. Clapp[15]

*	Indicates a compensatory plan or contract.

[1]	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.

[2]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.

[3]	Incorporated by reference to the Current Report on Form 8-K dated August 11, 2006.

[4]	Incorporated by reference to the Current Report on Form 8-K dated February 23, 2007.

[5]	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004.

[6]	Incorporated by reference to the Current Report on Form 8-K dated February 15, 2005.

[7]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.

Number*	Exhibit
10.15*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan[8]
10.16*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
10.17*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2006 Annual Report to Shareholders - Management’s Discussion and Analysis
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2006 Annual Report to Shareholders - Consolidated Financial Statements
21.1	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of Mauldin & Jenkins, LLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[8]	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.

By:	/s/ Larry T. Kuglar
Larry T. Kuglar Chief Executive Officer

Date:	April 2, 2007

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

Signature	Title	Date

/s/ Daniel W. Brinks Daniel W. Brinks	Chairman and Chief Operating Officer	April 2, 2007

/s/ Larry T. Kuglar Larry T. Kuglar	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ Douglas J. Hertha Douglas J. Hertha	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

Signature	Title	Date

/s/ Richard T. Bridges Richard T. Bridges	Director	April 2, 2007

/s/ Harvey N. Clapp Harvey N. Clapp	Director	April 2, 2007

/s/ Joan B. Cravey Joan B. Cravey	Director	April 2, 2007

/s/ Zack D. Cravey, Jr. Zack D. Cravey, Jr.	Director	April 2, 2007

/s/ Dr. Warren Patrick Dr. Warren Patrick	Director	April 2, 2007

/s/ Michael D. McRae Michael D. McRae	Director	April 2, 2007

/s/ Harold W. Wyatt, Jr. Harold W. Wyatt, Jr.	Director	April 2, 2007

EXHIBIT INDEX

Number*	Exhibit
3.1	Articles of Incorporation[1]
3.2	Amended and Restated Bylaws[1]
3.3	Amendment to Bylaws[2]
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson[1]
10.2	Agreement and Plan of Merger with Maplesville Bancorp[3]
10.3	Agreement and Plan of Share Exchange with Bank of Chickamauga[4]
10.4*	Employment Agreement with Daniel W. Brinks[5]
10.5*	Salary Continuation Agreement with Daniel W. Brinks
10.6*	Joint Beneficiary Designation Agreement with Daniel W. Brinks
10.7*	Employment Agreement with Larry T. Kuglar[5]
10.8*	Salary Continuation Agreement with Larry T. Kuglar
10.9*	Joint Beneficiary Designation Agreement with Larry T. Kuglar
10.10*	Employment Agreement with Douglas J. Hertha[6]
10.11*	Salary Continuation Agreement with Douglas J. Hertha
10.12*	Joint Beneficiary Designation Agreement with Douglas J. Hertha
10.13*	Employment Agreement with Harvey N. Clapp[7]
10.14*	Executive Salary Continuation Agreement with Harvey N. Clapp[7]
10.15*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan[8]
10.16*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
10.17*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2006 Annual Report to Shareholders - Management’s Discussion and Analysis
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2006 Annual Report to Shareholders - Consolidated Financial Statements
21.1	Subsidiaries of the Registrant

*	Indicates a compensatory plan or contract.

1	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.

2	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.

3	Incorporated by reference to the Current Report on Form 8-K dated August 11, 2006.

4	Incorporated by reference to the Current Report on Form 8-K dated February 23, 2007.

5	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004.

6	Incorporated by reference to the Current Report on Form 8-K dated February 15, 2005.

7	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.

8	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Number*	Exhibit
23.1	Consent of Dixon Hughes PLLC
23.2	Consent of Mauldin & Jenkins, LLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002