Form 10-Q
period 2007-03-31
SOUTHCREST FINANCIAL GROUP INC
filed 2007-05-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2007: 3,952,328.

SOUTHCREST FINANCIAL GROUP, INC.
AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited)
(In thousands, except share and per share data)

Assets	March 31, 2007	December 31, 2006*
Cash and due from banks	$14,504	$16,926
Interest-bearing deposits at other financial institutions	5,050	4,881
Federal funds sold	10,898	12,504
Securities available for sale	65,349	61,519
Securities held to maturity (fair value $64,800 and $66,036)	65,758	67,268
Restricted equity securities, at cost	1,981	2,029
Loans held for sale	284	446
Loans, net of unearned income	332,170	335,006
Less allowance for loan losses	4,667	4,480
Loans, net	327,503	330,526
Bank-owned life insurance	12,648	12,521
Premises and equipment, net	15,741	15,324
Goodwill	9,057	9,057
Intangible assets, net	4,273	4,493
Other assets	7,139	6,523
Total assets	$540,185	$544,017

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$79,318	$80,581
Interest-bearing	374,418	382,041
Total deposits	453,736	462,622
Federal Home Loan Bank advances	5,110	5,165
Federal funds purchased	2,910	-
Note payable	780	780
Other liabilities	7,882	6,907
Total liabilities	470,418	475,474

Commitments and contingencies

Redeemable common stock held by ESOP	1,010	988

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,952,328 issued	3,952	3,952
Additional paid-in capital	50,061	50,034
Retained earnings	14,810	13,740
Accumulated other comprehensive loss	(66)	(171)
Total stockholders' equity	68,757	67,555
Total liabilities, redeemable common stock, and stockholders' equity	$540,185	$544,017
See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands, except share and per share data)

	2007	2006
Interest income:
Loans	$6,829	$5,191
Securities - taxable	1,317	1,225
Securities - nontaxable	178	115
Federal funds sold	148	101
Interest-bearing deposits at other banks	83	38
Total interest income	8,555	6,670

Interest expense:
Deposits	3,091	1,909
Other borrowings	96	180
Total interest expense	3,187	2,089

Net interest income	5,368	4,581
Provision for loan losses	149	108
Net interest income after provision for loan losses	5,219	4,473

Other income:
Service charges on deposit accounts	815	792
Other service charges and fees	272	245
Net gain on sale of loans	104	34
Income on bank-owned life insurance	127	34
Other operating income	137	125
Total other income	1,455	1,230

Other expenses:
Salaries and employee benefits	2,415	1,942
Equipment and occupancy expenses	467	380
Amortization of intangibles	220	206
Other operating expenses	1,231	1,079
Total other expenses	4,333	3,607

Income before income taxes	2,341	2,096
Income tax expense	736	690
Net income	$1,605	$1,406

Basic and diluted earnings per share	$0.41	$0.39
Dividends per share	$0.130	$0.125
Average shares outstanding - basic and diluted	3,952,328	3,581,193

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

Net income	$1,605	$1,406

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $65 and $17	105	21

Comprehensive income	$1,710	$1,427

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2007
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par	Capital	Earnings	Loss	Equity

Balance, December 31, 2006	3,952,328	$3,952	$50,034	$13,740	$(171)	$67,555
Net income	-	-	-	1,605	-	1,605
Cash dividends declared, $.13 per share	-	-	-	(513)	-	(513)
Stock-based compensation	-	-	27	-	-	27
Adjustment for shares owned by ESOP	-	-	-	(22)	-	(22)
Other comprehensive income	-	-	-	-	105	105
Balance, March 31, 2007	3,952,328	$3,952	$50,061	$14,810	$(66)	$68,757

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,605	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244	192
Amortization of intangibles	220	206
Other amortization	(11)	(31)
Provision for loan losses	149	108
Stock compensation expense	27	24
Deferred income taxes	(85)	(157)
Income on bank-owned life insurance	(127)	(34)
(Increase) decrease in interest receivable	30	44
Increase (decrease) in income taxes payable	884	718
Increase (decrease) in interest payable	(6)	57
Net gain on sale of loans	(104)	(34)
Originations of mortgage loans held for sale	(3,072)	(2,947)
Proceeds from sales of mortgage loans held for sale	3,338	2,822
Increase in other assets	(592)	(532)
Increase in other liabilities	97	833
Net cash provided by operating activities	2,597	2,675

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	1,494	2,255
Purchases of securities available for sale	(7,609)	(1,000)
Proceeds from maturities of securities available for sale	2,955	701
Proceeds from sales of securities available for sale	1,003	-
Proceeds from redemption of restricted equity securities	48	144
Net (increase) decrease in interest-bearing deposits in banks	(169)	(94)
Net decrease in federal funds sold	1,606	4,297
Net (increase) decrease in loans	2,753	(3,338)
Purchase of premises and equipment	(661)	(1,141)
Proceeds from sale of other real estate owned	105	313
Purchase of life insurance contracts	-	(3,601)
Net cash provided by (used in) investing activities	1,525	(1,464)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(8,886)	231
Principal repayments on Federal Home Loan Bank advances	(55)	(5,055)
Net increase in federal funds purchased	2,910	2,274
Dividends paid	(513)	(448)
Net cash provided by (used in) financing activities	(6,544)	(2,998)
Net increase (decrease) in cash and due from banks	(2,422)	(1,787)
Cash and due from banks at beginning of year	16,926	15,930
Cash and due from banks at end of period	$14,504	$14,143
See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,193	$2,032
Income taxes	-	129

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$137	$166
Increase in redeemable common stock held by ESOP	22	21
Unrealized gain (loss) on securities available for sale, net	105	21

See Notes to Condensed Consolidated Financial Statements.

Index

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”), The First National Bank of Polk County (“FNB Polk”), and Peachtree Bank (“Peachtree”). All of the subsidiary banks (collectively, the “Banks”) are commercial banks that provide a full range of banking services within their primary market areas. Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties. FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia. FNB Polk primarily serves the market area of Polk County. Peachtree is headquartered in Maplesville, Chilton County, Alabama with one branch in Maplesville and another in Clanton, Alabama.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson, The First National Bank of Polk County, and Peachtree Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications to prior year balance sheets and income statements have been made to conform to current classifications. These reclassifications have no impact on net income or stockholders’ equity reported for the previous year.

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

At March 31, 2007 and 2006, the Company had 191,400 and 183,500 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan. For the three month periods ended March 31, 2007 and 2006, these options were nondilutive. The weighted average number of shares outstanding were 3,952,328 and 3,581,193 for the three-month periods ended March 31, 2007 and 2006.

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

Index

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

At March 31, 2007, the Company maintained one share-based compensation plan, the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), approved at the Company’s annual shareholders’ meeting held on May 12, 2005. The compensation cost that has been charged against income for the Plan during the three month periods ending March 31, 2007 and 2006 was $26,330 and $23,770, respectively. The Company recorded no deferred tax benefit in 2007 or 2006 because all of the compensation cost was related to incentive (tax qualifying) stock options.

The Plan provides for up to 549,000 shares of common stock to be awarded in the form of stock options. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the Plan expire ten years from the date of grant. At December 31, 2006, 191,400 options had been granted. Of these options, 104,000 were not tax qualifying and were fully vested on the date of grant, while 87,400 options were tax qualifying and vest over 60 months. At March 31, 2007, 357,600 options were available for grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant options during the three month periods ended March 31, 2007 and 2006.

A summary of option activity under the Plan as of March 31, 2007, and changes during the three month period ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	191,400	$23.44
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding at March 31, 2007	191,400	$23.44	8.76	$35,300

Exercisable at March 31, 2007	119,900	$23.45	8.76	$20,400

For the quarter ended March 31, 2007, no options were granted, exercised or became fully vested.

As of March 31, 2007, there was $404,337 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Index

NOTE 4 — LOANS RECEIVABLE

The composition of loans at March 31, 2007 and December 31, 2006 is summarized as follows (in 000s):

	March 31, 2007	December 31, 2006
Commercial, financial, and agricultural	$25,012	$23,996
Real estate - construction	68,503	59,745
Real estate - mortgage	199,990	211,676
Consumer	33,528	33,690
Other	5,325	6,058
	332,358	335,165
Unearned income	(188)	(159)
Allowance for loan losses	(4,667)	(4,480)
Loans, net	$327,503	$330,526

Changes in the allowance for loan losses are as follows (in 000s):

	March 31, 2007	March 31, 2006
Balance, beginning of year	$4,480	$3,477
Provision for loan losses	149	108
Loans charged off	(158)	(102)
Recoveries of loans previously charged off	196	142
Balance, end of year	$4,667	$3,625

The following is a summary of information pertaining to impaired loans (in 000s):

	March 31, 2007	December 31, 2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	326	479
Total impaired loans	$326	$479
Valuation allowance related to impaired loans	$49	$38
Average investment in impaired loans	$264	$614

There were $326,000 and $479,000 loans on nonaccrual status at March 31, 2007 and December 31, 2006. Loans of $367,000 and $1,015,000 were past due ninety days or more and still accruing interest at March 31, 2007 and December 31, 2006, respectively.

Index

NOTE 5 — DEPOSITS

At March 31, 2007 and December 31, 2006, deposits were as follows:

(Dollars In Thousands)	March 31, 2007	December 31, 2006

Noninterest bearing deposits	$79,318	$80,581
Interest checking	69,136	72,386
Money market	57,211	56,461
Savings	36,693	35,542
Certificates of deposit	211,378	217,652
	$453,736	$462,622

NOTE 6 — NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 as of January 1, 2007 and it did not have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact of the implementation of SFAS No. 157.

In September 2006, the FASB ratified EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not yet evaluated the impact of the implementation of EITF Issue 06-4.

In September 2006, the FASB ratified EITF Issue 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin (“FTB”) No. 85-4, Accounting for Purchases of Life Insurance. This Issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption EITF Issue 06-5 effective January 1, 2007 did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

Index

NOTE 7 - COMPLETION OF MERGER WITH MAPLESVILLE BANCORP

On October 31, 2006, the Company completed its merger with Maplesville Bancorp. (“Maplesville”), a Maplesville, Alabama based bank holding company and the parent company of Peachtree Bank (“Peachtree”). In connection with the merger, shareholders of Maplesville received approximately 371,135 shares of SouthCrest stock and $7,557,000 in cash. The merger was accounted for using the purchase method of accounting. Accordingly, results of operations for Peachtree Bank are included in the results of operations of SouthCrest prospectively from the date of merger, and the purchase price of $17.3 million, which includes merger costs of $254,000, was allocated to the fair values of Maplesville’s assets and liabilities. As a result, the Company recorded a core deposit intangible of $1,052,000 and goodwill of $6,392,000. The core deposit intangible is being amortized on an accelerated basis over the estimated life of the deposits.

The following schedule presents pro forma information for revenues and net income as if the combination with Maplesville had occurred on January 1, 2006. Revenues include interest income plus other income less proforma merger adjustments affecting revenues. Net income includes the net income of the two entities less the proforma affect of merger adjustments, including the amortization of intangibles:

(Dollars in thousands except per share amounts)	2007	2006

Revenues	$10,010	$8,874
Net Income	$1,605	$1,530
Earnings per share	$0.41	$0.39

NOTE 8 - ANNOUNCED ACQUISITION

On February 23, 2007, the Company entered into a definitive agreement to acquire Bank of Chickamauga (Chickamauga). The shareholders of Chickamauga will receive an aggregate of $18 million cash, less certain costs related to the termination of the Chickamauga defined benefit plan. The Agreement is subject to regulatory approval as well as approval by the Chickamauga shareholders, and is anticipated to close during the third quarter of 2007. Chickamauga maintains two offices in the City of Chickamauga. Chickamauga is located in Walker County, Georgia. At March 31, 2007, Chickamauga had approximately $68.6 million in assets, $51.0 million in deposits, and capital of $14.0 million.

Index

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of SouthCrest Financial Group, Inc. and its bank subsidiaries, Bank of Upson, The First National Bank of Polk County, and Peachtree Bank, during the period included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward Looking Statements

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of SouthCrest Financial Group, Inc. are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, integration of recently acquired banks, pending or proposed acquisitions, our other business strategies, our expectations with respect to our allowance for loan losses and impaired loans, anticipated capital expenditures for our operations center, and other statements that are not historical facts.  When we use words like “anticipate,” “believe,” “intend,” “expect,” “estimate,” “could,” “should,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing.  These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, may be greater than expected; (6) deposit attrition, customer loss or revenue loss following acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (8) adverse changes may occur in the equity markets.

Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2006 included in our Form 10-K (Registration No. 000-51287). Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Index

Financial Condition

During the three months ended March 31, 2007, our total assets decreased $3.8 million to total assets of $540.2 million at March 31, 2007. During this period, total loans decreased $2.8 million, or 0.9%, while loans held for sale decreased $162,000. The decrease in loans was due to loan payoffs and principal reductions in excess of new loans booked during the quarter. Securities available for sale increased $3.8 million while securities held to maturity decreased $1.5 million due to maturities. Federal funds sold declined $1.6 million. Other assets increased $0.7 million.

During the quarter, deposits decreased $8.9 million or 1.9%. Significant components of the decline included a $1.3 million decline in noninterest bearing deposits, a $3.3 million decrease in interest checking accounts, and a $6.3 million decline in certificates of deposit. The decline in certificate accounts is primarily due to the maturity of a certificate issued to a local government. At March 31, 2007 we had purchased $2.9 million in federal funds. The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity has increased by $1.2 million since December 31, 2006, primarily due to net income for the quarter, net of dividends paid to shareholders. In addition, the Company experienced a $105,000 reduction in the unrealized losses on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of March 31, 2007 and December 31, 2006:

(dollars in thousands)	March 31, 2007	December 31, 2006
Commercial, financial, and agricultural	$25,012	$23,996
Real estate - construction	68,503	59,745
Real estate - mortgage	199,990	211,676
Consumer	33,528	33,690
Other	5,325	6,058
	332,358	335,165
Unearned income	(188)	(159)
Allowance for loan losses	(4,667)	(4,480)
Loans, net	$327,503	$330,526

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of March 31, 2007 and December 31, 2006 (in 000s):

	March 31, 2007	December 31, 2006
Nonaccrual loans	$326	$479
Loans past due 90 days or more and still accruing	$367	$1,015
Loans restuctured under troubled debt	$-	$-

Nonaccrual loans decreased $153,000 during the quarter ended March 31, 2007 decreasing from $479,000 to $326,000. Nonaccrual loans at March 31, 2007 included $277,000 in loans secured by first mortgage loans on single family dwellings. The largest of these loans was $119,000. The Company believes that there is limited risk of loss for the nonaccrual loans secured by single family dwellings. In total, the Company has recorded a valuation allowance of $49,000 related to nonaccrual loans at March 31, 2007.

Information regarding impaired loans as of March 31, 2007 and December 31, 2006 are as follows (in 000s):

Index

	March 31,	December 31,
	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	326	479
Total impaired loans	$326	$479
Valuation allowance related to impaired loans	$49	$38
Average investment in impaired loans	$264	$614

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended March 31, 2007 and 2006:

Analysis of Allowance for Loan Losses
For The Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)	Three Months
	2007	2006

Balance at beginning of period	$4,480	$3,477
Chargeoffs
Commercial loans	20	-
Real estate - construction	-	-
Real estate - mortgage	-	-
Consumer	104	66
Other	34	36
Total Chargeoffs	158	102

Recoveries
Commercial loans	4	-
Real estate - construction	-	-
Real estate - mortgage	4	4
Consumer	156	96
Other	32	42
Total recoveries	196	142

Net recoveries	38	40
Additions charged to operations	149	108
Balance at end of period	$4,667	$3,625
Annualized ratio of net recoveries during the period to average loans outstanding during the period	-0.05%	-0.06%

Allowance for Loan Losses. The allowance for loan losses as of March 31, 2007 was $4,667,000 compared to $4,480,000 at December 31, 2006 and $3,625,000 at March 31, 2006. Of the increase in the allowance since March 31, 2006, $631,000 relates to addition to the allowance attributable to the merger with Maplesville Bancorp in the fourth quarter of 2006. As a percentage of gross loans, the allowance for loan losses was 1.40% at March 31, 2007 compared to 1.34% as of December 31, 2006 and 1.30% at March 31, 2006. The provision for loan losses during the three-month period ended March 31, 2007 of $149,000 was the result of management's assessment of risks inherent in the loan portfolio. Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan. Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance range for each risk grade within each of the loan categories. Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio. The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Index

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Net income for the three-month period ended March 31, 2007 amounted to $1,605,000, or $0.41 basic and diluted earnings per share, compared to net income of $1,406,000 or $0.39 basic and diluted earnings per share for the same three-month period in 2006, an increase of $199,000, or 14.2%. Of this increase, approximately $217,000 is attributable to the net earnings of Peachtree Bank. Results of operations for Peachtree Bank are not included in the results for the quarter ended March 31, 2006 as its net earnings are only included prospectively from the October 31, 2006 merger date with Maplesville Bancorp.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended March 31, 2007 increased $787,000 or 17.2% over the same period in 2006. Excluding the impact of Peachtree, net interest income would have increased $162,000 or 3.5%. The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $56.8 million during the quarter ended March 31, 2007 compared to the same period in 2006. This growth, along with an increase in the average yield on loans from 7.63% in 2006 to 8.32% in 2007, resulted in a $1.6 million increase in interest income earned on loans in 2007 over 2006. Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2007 period compared to 2006. The portion of total earning assets comprised by loans increased from 67.0% for the 2006 period to 69.2% for 2007. This change in the mix of our earning assets contributed to the 64 basis point increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

The average cost of funds increased 81 basis points to 3.37% for the three months ended March 31, 2007 compared to the same period in 2006. Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit. These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts. In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.

These changes resulted in the net yield on earning assets increasing one basis point from 4.51% for the quarter ended March 31, 2006 to 4.52% for the current year period. The net interest spread decreased from 4.01% in 2006 to 3.84% in 2007.

The following presents, for the three month periods ended March 31, 2007 and 2006, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended March 31,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$332,926	$276,079	8.32%	7.63%	$6,829	$5,191	$1,638	$500	$1,138
Taxable securities	114,659	113,756	4.66%	4.37%	1,317	1,225	92	82	10
Nontaxable securities	18,274	11,662	3.95%	4.00%	178	115	63	(10)	73
Federal funds sold	10,541	6,925	5.69%	5.91%	148	101	47	(25)	72
Interest bearing deposits in banks	4,910	3,435	6.86%	4.49%	83	38	45	25	20
Total earning assets	481,310	411,857	7.21%	6.57%	8,555	6,670	1,885	572	1,313
Cash and due from banks	13,688	12,605
Allowance for loan losses	(4,584)	(3,555)
Other assets	48,072	27,493
Total	$538,486	$448,400

Liabilities and Equity
Interest bearing demand (2)	$126,881	$113,160	1.77%	1.41%	$555	$393	$162	$110	$52
Savings	36,045	35,846	0.72%	0.59%	64	52	12	12	-
Certificates of deposit	213,928	166,432	4.69%	3.57%	2,472	1,464	1,008	528	480
Total interest bearing deposits	376,854	315,438	3.33%	2.45%	3,091	1,909	1,182	650	532
Borrowed funds	6,785	15,236	5.74%	4.79%	96	180	(84)	191	(275)
Total interest bearing liabilities	383,639	330,674	3.37%	2.56%	3,187	2,089	1,098	841	257
Noninterest bearing demand deposits	78,564	60,630
Other liabilities	7,503	2,153
Redeemable common stock held by ESOP	940	980
Shareholders' equity	67,840	53,963
Total	$538,486	$448,400
Net interest income					$5,368	$4,581	$787	$(269)	$1,056
Net interest yield on earning assets			4.52%	4.51%
Net interest spread			3.84%	4.01%

(1) Daily averages. Loans includes nonaccrual loans.
(2) Includes money market accounts

Other Income. Total other income for the three-month period ended March 31, 2007 amounted to $1,455,000, compared to $1,230,000 for the same period in 2006, an increase of $225,000. The addition of Peachtree accounted for $144,000 of this increase. Excluding the impact of Peachtree, service charges on deposit accounts declined $95,000 due to reduction in NSF fees earned. Other service charges and fees increased $27,000 of which $1,000 relates to the addition of Peachtree. The $26,000 increase exclusive of Peachtree results primarily from a $34,000 increase in debit card fees, the result of increased usage by the banks’ customers. Net gain on sale of loans increased $70,000 due to recognition of mortgage servicing rights of $68,000. Income recognized on bank-owned life insurance increased $93,000 of which $21,000 resulted from the addition of Peachtree. The remaining $72,000 increase is due to purchases of life insurance contracts during 2006. Other income increased $12,000 of which $4,000 is the result of the addition of Peachtree.

Index

Other Expenses. Other expenses for the three-month period ended March 31, 2007 amounted to $4,333,000 compared to $3,607,000 for the same period in 2006, an increase of $726,000 or 20.1%. Excluding the impact of Peachtree, these expenses increased $261,000 or 7.2%.

The largest component of other expenses is salaries and employee benefits, which increased $473,000, or 24.4%, of which $237,000 related to the addition of Peachtree. Excluding the impact of Peachtree, salaries and employee benefits increased $236,000 or 12.2%. Salaries expense increased $121,000 due to cost of living and merit increases, while incentive expense increased $98,000 due to higher profit levels attained in the current year.

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The compensation cost that was charged against income for our stock option plans for the three months ended March 31, 2007 and 2006 was $27,000 and $24,000, respectively. The total compensation cost related to nonvested awards not yet recognized at March 31, 2007 is $404,000 which will be recognized over the weighted average period of approximately 3.9 years. See “Note 3 - Stock Compensation Plans” in the notes to condensed consolidated financial statements for further information.

For the three month period ended March 31, 2007, amortization of intangibles increased $14,000. Amortization of the core deposit intangible recorded in conjunction with the acquisition of Peachtree Bank amounted to $33,000 for the quarter. Occupancy expenses increased $87,000 for the quarter of which $48,000 relates to Peachtree. Excluding the addition of Peachtree, occupancy expenses increased $39,000 of which $30,000 results from higher depreciation costs, due primarily to depreciation recorded in 2007 associated with the renovation of the main office of Bank of Upson which was still under construction in the first quarter of 2006. Other operating expenses increased $152,000 of which $147,000 relates to Peachtree. Excluding Peachtree, such costs increased $5,000 or 0.5%.

Income Taxes. The Company recorded income taxes totaling $736,000 and $690,000 for the three-month periods ending March 31, 2007 and 2006, respectively. Effective tax rates for the periods were 31.4% and 32.9%, respectively. Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers. We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of March 31, 2007, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2007, we had available to us additional federal funds lines of credit totaling $18.4 million in place with three banks and $44.6 million of available funds on our line of credit with the Federal Home Loan Bank of Atlanta.

At March 31, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

Index

	Minimum Required	Minimum Required to be Well Capitalized	Consolidated	Upson	Polk	Peachtree

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	16.40%	14.94%	20.16%	13.32%
Tier 1	4.00%	6.00%	15.19%	13.70%	18.91%	12.09%
Tier 1 leverage ratio	4.00%	5.00%	10.82%	10.12%	12.05%	9.53%

These ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance -sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of March 31, 2007.

Commitments and Contractual Obligations
(Dollars in thousands)

	Less than one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$242,358	$-	$-	$-	$242,358
Certificates of Deposit	175,212	25,003	11,163	-	211,378
FHLB advances and other borrowed funds	3,020	5,078	156	546	8,800
Deferred compensation	17	40	180	2,522	2,759
Leases	104	260	153	453	970

Total contractal obligations	$420,711	$30,381	$11,652	$3,521	$466,265

Commitments
Commitments to extend credit	$42,714	$-	$-	$-	$42,714
Credit card commitments	9,351	-	-	-	9,351
Commercial standby letters of credit	436	-	-	-	436

Total commitments	$52,501	$-	$-	$-	$52,501

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2007, SouthCrest’s market risk profile has not changed significantly from December 31, 2006. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Business" under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock during the quarter ended March 31, 2007.

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

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: May 15, 2007	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: May 15, 2007	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer