Form 10-Q
period 2007-06-30
SOUTHCREST FINANCIAL GROUP INC
filed 2007-08-14
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2007: 3,952,328.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)
(In thousands, except share and per share data)
	June 30,	December 31,
Assets	2007	2006*
Cash and due from banks	$14,816	$16,926
Interest-bearing deposits at other financial institutions	5,011	4,881
Federal funds sold	795	12,504
Securities available for sale	63,232	61,519
Securities held to maturity (fair value $62,161 and $66,036)	64,230	67,268
Restricted equity securities, at cost	1,981	2,029
Loans held for sale	303	446
Loans, net of unearned income	336,147	335,006
Less allowance for loan losses	4,674	4,480
Loans, net	331,473	330,526
Bank-owned life insurance	12,781	12,521
Premises and equipment, net	16,807	15,324
Goodwill	9,057	9,057
Intangible assets, net	4,052	4,493
Other assets	6,932	6,523
Total assets	$531,470	$544,017

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$74,500	$80,581
Interest-bearing	372,523	382,041
Total deposits	447,023	462,622
Federal Home Loan Bank advances	5,110	5,165
Federal funds purchased	504	-
Note payable	780	780
Other liabilities	7,371	6,907
Total liabilities	460,788	475,474

Commitments and contingencies

Redeemable common stock held by ESOP	923	988

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,952,328 issued	3,952	3,952
Additional paid-in capital	50,087	50,034
Retained earnings	15,981	13,740
Accumulated other comprehensive loss	(261)	(171)
Total stockholders' equity	69,759	67,555
Total liabilities, redeemable common stock, and stockholders' equity	$531,470	$544,017

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except share and per share data)
	Three Months		Six Months
	2007	2006	2007	2006
Interest income:
Loans	$6,985	$5,524	$13,814	$10,715
Securities - taxable	1,325	1,224	2,642	2,449
Securities - nontaxable	175	111	353	226
Federal funds sold	109	86	257	187
Interest-bearing deposits at other banks	90	50	173	88
Total interest income	8,684	6,995	17,239	13,665

Interest expense:
Deposits	3,127	2,230	6,218	4,139
Other borrowings	90	141	186	321
Total interest expense	3,217	2,371	6,404	4,460

Net interest income	5,467	4,624	10,835	9,205
Provision for loan losses	77	133	226	241
Net interest income after provision for loan losses	5,390	4,491	10,609	8,964

Other income:
Service charges on deposit accounts	920	859	1,735	1,651
Other service charges and fees	345	282	617	527
Net gain on sale of loans	82	37	186	71
Income on bank-owned life insurance	133	59	260	93
Other operating income	117	98	254	223
Total other income	1,597	1,335	3,052	2,565

Other expenses:
Salaries and employee benefits	2,538	2,011	4,953	3,953
Equipment and occupancy expenses	489	380	956	760
Amortization of intangibles	226	207	446	413
Other operating expenses	1,407	1,111	2,638	2,190
Total other expenses	4,660	3,709	8,993	7,316

Income before income taxes	2,327	2,117	4,668	4,213
Income tax expense	728	691	1,464	1,381
Net income	$1,599	$1,426	$3,204	$2,832

Basic and diluted earnings per share	$0.40	$0.40	$0.81	$0.79
Dividends per share	$0.130	$0.125	$0.260	$0.250
Average shares outstanding - basic and diluted	3,952,328	3,581,193	3,952,328	3,581,193

See Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Comprehensive Income
For The Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	Three Months		Six Months
	2007	2006	2007	2006

Net income	$1,599	$1,426	$3,204	$2,832

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale arising during the period, net of taxes of $(121), $(112), $(56), and $(100)	(195)	(187)	(90)	(166)

Comprehensive income	$1,404	$1,239	$3,114	$2,666

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Six Months Ended June 30, 2007
(Unaudited)
(In thousands, except share and per share data)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Par	Capital	Earnings	Loss	Equity

Balance, December 31, 2006	3,952,328	$3,952	$50,034	$13,740	$(171)	$67,555
Net income	-	-	-	3,204	-	3,204
Cash dividends declared, $.26 per share	-	-	-	(1,028)	-	(1,028)
Stock-based compensation	-	-	53	-	-	53
Adjustment for shares owned by ESOP	-	-	-	65	-	65
Other comprehensive income	-	-	-	-	(90)	(90)
Balance, June 30, 2007	3,952,328	$3,952	$50,087	$15,981	$(261)	$69,759

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)
	2007	2006
OPERATING ACTIVITIES
Net income	$3,204	$2,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	509	384
Amortization of intangibles	446	410
Other amortization	120	60
Provision for loan losses	226	241
Stock compensation expense	53	48
Deferred income taxes	(226)	(273)
Income on bank-owned life insurance	(260)	(92)
(Increase) decrease in interest receivable	56	(117)
Increase in income taxes payable	116	50
Increase in interest payable	94	338
Net gain on sale of loans	(134)	(71)
Originations of mortgage loans held for sale	(6,685)	(7,159)
Proceeds from sales of mortgage loans held for sale	6,962	7,002
Decrease in other assets	254	183
Increase in other liabilities	46	349
Net cash provided by operating activities	4,781	4,185

INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	3,006	4,096
Purchases of securities available for sale	(10,918)	(4,000)
Proceeds from maturities of securities available for sale	8,070	1,502
Proceeds from sales of securities available for sale	1,003	-
Proceeds from redemption of restricted equity securities	48	134
Net (increase) decrease in interest-bearing deposits in banks	(130)	495
Net decrease in federal funds sold	11,709	3,195
Net increase in loans	(1,509)	(10,593)
Purchase of premises and equipment	(1,992)	(2,160)
Proceeds from sale of other real estate owned	-	472
Purchase of life insurance contracts	-	(3,601)
Net cash provided by (used in) investing activities	9,287	(10,460)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(15,599)	11,276
Principal repayments on Federal Home Loan Bank advances	(55)	(5,055)
Net increase in federal funds purchased	504	1,595
Dividends paid	(1,028)	(896)
Net cash provided by (used in) financing activities	(16,178)	6,920
Net increase (decrease) in cash and due from banks	(2,110)	645
Cash and due from banks at beginning of year	16,926	15,930
Cash and due from banks at end of period	$14,816	$16,575

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)
	2007	2006

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$6,310	$4,122
Income taxes	1,416	1,604

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$296	$166
(Decrease) increase in redeemable common stock held by ESOP	(65)	21
Unrealized loss on securities available for sale, net	(90)	(166)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

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

NOTE 2 – EARNINGS PER COMMON SHARE

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

At June 30, 2007 and 2006, the Company had 191,400 and 183,500 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three and six month periods ended June 30, 2007 and 2006, these options were nondilutive.   The weighted average number of shares outstanding was 3,952,328 and 3,581,193 for the three and six month periods ended June 30, 2007 and 2006.

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

At June 30, 2007, the Company maintained one share-based compensation plan, the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), approved at the Company’s annual shareholders’ meeting held on May 12, 2005.  The compensation cost that has been charged against income for the Plan was $26,330 and $23,770 for the three month periods ending June 30, 2007 and 2006, respectively, and $52,660 and $47,540 for the six month periods ending June 30, 2007 and 2006, respectively.  The Company recorded no deferred tax benefit in 2007 or 2006 because all of the compensation cost was related to incentive (tax qualifying) stock options.

The Plan provides for up to 549,000 shares of common stock to be awarded in the form of stock options. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the Plan expire ten years from the date of grant.  At June 30, 2007, 191,400 options had been granted.  Of these options, 104,000 were not tax qualifying and were fully vested on the date of grant, while 87,400 options were tax qualifying and vest over 60 months.  At June 30, 2007, 357,600 options were available for grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The Company did not grant options during the six month periods ended June 30, 2007 and 2006.

A summary of option activity under the Plan as of June 30, 2007, and changes during the three month period ended June 30, 2007 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2006	191,400	$23.44
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding at June 30, 2007	191,400	$23.44	8.47	$108,000

Exercisable at June 30, 2007	119,900	$23.45	8.47	$66,000

For the quarter ended June 30, 2007, no options were granted, exercised or became fully vested.

As of June 30, 2007, there was $378,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.6 years.

Index

NOTE 4 — LOANS RECEIVABLE

The composition of loans at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,
(Dollars In Thousands)	2007	2006
Commercial, financial, and agricultural	$23,769	$23,996
Real estate – construction	69,270	59,745
Real estate – mortgage	203,598	211,676
Consumer	33,061	33,690
Other	6,605	6,058
	336,303	335,165
Unearned income	(156)	(159)
Allowance for loan losses	(4,674)	(4,480)
Loans, net	$331,473	$330,526

Changes in the allowance for loan losses are as follows:

	June 30,	December 31,
(Dollars In Thousands)	2007	2006
Balance, beginning of year	$4,480	$3,477
Provision for loan losses	226	839
Loans charged off	(344)	(903)
Recoveries of loans previously charged off	312	436
Allowance acquired in business combination	-	631
Balance, end of year	$4,674	$4,480

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(Dollars In Thousands)	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	178	479
Total impaired loans	$178	$479
Valuation allowance related to impaired loans	$27	$38
Average investment in impaired loans	$235	$614

There were $178,000 and $479,000 loans on nonaccrual status at June 30, 2007 and December 31, 2006.  Loans of  $368,000 and $1,015,000 were past due ninety days or more and still accruing interest at June 30, 2007 and December 31, 2006, respectively.

Index

NOTE 5 — DEPOSITS

At June 30, 2007 and December 31, 2006, deposits were as follows:

	June 30,	December 31,
(Dollars In Thousands)	2007	2006

Noninterest bearing deposits	$74,500	$80,581
Interest checking	66,643	72,386
Money market	61,781	56,461
Savings	35,553	35,542
Certificates of deposit	208,546	217,652
	$447,023	$462,622

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The years 2003 through 2006 are still subject to audit for our Federal, Georgia, and Alabama income tax returns.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operation.

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

Index

In February 2007, the FASB issued SFAS No. 159, TheFair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

NOTE 7 – COMPLETION OF MERGER WITH MAPLESVILLE BANCORP

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

(Dollars in thousands except per share amounts)

	Three Months		Six Months
	2007	2006	2007	2006
Revenues	$10,281	$9,399	$20,291	$18,182
Net income	$1,599	$1,662	$3,204	$3,279
Earnings per share	$0.40	$0.42	$0.81	$0.83

NOTE 8 – SUBSEQUENT EVENT

On July 1, 2007 the Company completed its acquisition of Bank of Chickamauga pursuant to the definitive agreement entered into on February 23, 2007.  The shareholders of Chickamauga will received an aggregate of $18 million cash, less certain costs related to the termination of the Chickamauga defined benefit plan.  The merger will be accounted for under the purchase method of accounting. Accordingly, assets and liabilities of Bank of Chickamauga and its results of operations will only be recorded in the consolidated financial statements of the Company prospectively from the date of merger. The Company estimates that goodwill of approximately $3.7 million will be recorded in connection with the merger.

To fund the payments to the Chickamauga shareholders, the Company’s subsidiary banks paid $15 million in special dividends to the parent.  Additionally, the Company received an increase in its line of credit from $5.5 million to $8.0 million on the same terms and conditions as previously existed on the loan.  The interest rate for the line of credit is Prime minus 0.50%.  The Company drew $3 million on this line in connection with the merger.

Chickamauga maintains two offices in the City of Chickamauga.  Chickamauga is located in Walker County, Georgia.  At June 30, 2007, Chickamauga had approximately $67.2 million in assets, $49.8 million in deposits, and capital of $13.8 million.

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

Index

Financial Condition

During the six months ended June 30, 2007, our total assets decreased $12.5 million to $531.5 million at June 30,  2007.   This decline in total assets was primarily the result of a decline in deposits which resulted in a reduction of our federal funds sold.

During the year to date period, total loans increased $1.1 million, or 0.3%, while loans held for sale decreased $143,000.  Securities available for sale increased $1.7 million while securities held to maturity decreased $3.0 million due to maturities.  Federal funds sold declined $11.7 million.

During the year to date period ended June 30, 2007 deposits decreased $15.6 million or 3.4%.  Significant components of the decline included a $6.1 million decline in noninterest bearing deposits, a $5.7 million decrease in interest checking accounts, and a $9.1 million decline in certificates of deposit.  Money market accounts increased $5.3 million.  The decline in noninterest bearing accounts is attributable to declines in deposits of local governments.  The decline in certificate accounts is primarily due to the maturity of a certificate issued to a local government.  At June 30, 2007 we had purchased $504,000 million in federal funds.   The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity has increased by $2.2 million since December 31, 2006, primarily due to net income for the quarter, net of dividends paid to shareholders.  In addition, the Company experienced a $90,000 increase in the unrealized losses on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(Dollars In Thousands)	2007	2006
Commercial, financial, and agricultural	$23,769	$23,996
Real estate – construction	69,270	59,745
Real estate – mortgage	203,598	211,676
Consumer	33,061	33,690
Other	6,605	6,058
	336,303	335,165
Unearned income	(156)	(159)
Allowance for loan losses	(4,674)	(4,480)
Loans, net	$331,473	$330,526

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(Dollars In Thousands)	2007	2006
Nonaccrual loans	$178	$479
Loans past due 90 days or more and still accruing	$368	$1,015
Loans restructured under troubled debt	$-	$-

Nonaccrual loans decreased $148,000 during the quarter ended June 30, 2007 decreasing from $326,000 to $178,000.  Nonaccrual loans at June 30, 2007 included $273,000 in loans secured by first mortgage loans on single family dwellings.  The largest of these loans was $119,000.  The Company believes that there is limited risk of loss for the nonaccrual loans secured by single family dwellings.  In total, the Company has recorded a valuation allowance of $27,000 related to nonaccrual loans at June 30, 2007.

Information regarding impaired loans as of June 30, 2007 and December 31, 2006 are as follows:

Index

	June 30,	December 31,
(Dollars In Thousands)	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	178	479
Total impaired loans	$178	$479
Valuation allowance related to impaired loans	$27	$38
Average investment in impaired loans	$235	$614

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended June 30, 2007 and 2006:

Analysis of Allowance for Loan Losses
For The Three and Six Months Ended June 30, 2007
(Dollars In Thousands)	Three Months		Six Months
	2007	2006	2007	2006

Balance at beginning of period	$4,667	$3,625	$4,480	$3,477
Chargeoffs
Commercial loans	27	-	47	-
Real estate - construction	-	-	-	-
Real estate - mortgage	-	1	-	1
Consumer	135	77	239	143
Other	24	23	58	59
Total Chargeoffs	186	101	344	203

Recoveries
Commercial loans	22	-	26	-
Real estate - construction	-	5	-	5
Real estate - mortgage	-	-	4	4
Consumer	77	76	233	172
Other	17	21	49	63
Total recoveries	116	102	312	244

Net (chargeoffs) recoveries	(70)	1	(32)	41
Additions charged to operations	77	133	226	241
Balance at end of period	$4,674	$3,759	$4,674	$3,759
Annualized ratio of net chargeoffs (recoveries) during the period to average loans outstanding during the period	0.08%	0.00%	0.02%	-0.03%

Allowance for Loan Losses.  The allowance for loan losses as of June 30, 2007 was $4,674,000 compared to $4,480,000 at December 31, 2006 and $3,759,000 at June 30, 2006.  Of the increase in the allowance since June 30, 2006, $643,000 relates to addition to the allowance attributable to the merger with Maplesville Bancorp in the fourth quarter of 2006.  As a percentage of gross loans, the allowance for loan losses was 1.39% at June 30, 2007 compared to 1.34% as of December 31, 2006 and 1.30% at June 30, 2006. The provision for loan losses during the six-month period ended June 30, 2007 of $226,000 was the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance range for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Index

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Six Months Ended June 30, 2007 and 2006

Net income for the three-month period ended June 30, 2007 amounted to $1,599,000, or $0.40 basic and diluted earnings per share, compared to net income of $1,426,000 or $0.40 basic and diluted earnings per share for the same three-month period in 2006, an increase of $176,000, or 12.1%.  Of this increase, approximately $231,000 is attributable to the net earnings of Peachtree Bank.  Net income for the six-month period ended June 30, 2007 amounted to $3,204,000, or $0.81 basic and diluted earnings per share, compared to net income of $2,832,000 or $0.79 basic and diluted earnings per share for the same six-month period in 2006, an increase of $372,000, or 13.1%.  Of this increase, approximately $448,000 is attributable to the net earnings of Peachtree Bank.       Results of operations for Peachtree Bank are not included in the results for the periods ended June 30, 2006 as its net earnings are only included prospectively from the October 31, 2006 merger date with Maplesville Bancorp.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended June 30, 2007 increased $843,000 or 18.2% over the same period in 2006.  Excluding the impact of Peachtree, net interest income would have increased $194,000 or 4.2%.  The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $51.0 million during the quarter ended June 30, 2007 compared to the same period in 2006.  This growth, along with an increase in the average yield on loans from 7.84% in 2006 to 8.40% in 2007, resulted in a $1.5 million increase in interest income earned on loans in 2007 over 2006.  Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2007 period compared to 2006.  The portion of total earning assets comprised by loans increased from 67.8% for the 2006 period to 69.6% for 2007.  This change in the mix of our earning assets contributed to the 54 basis point increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

The average cost of funds increased 55 basis points to 3.39% for the three months ended June 30, 2007 compared to the same period in 2006.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.

These changes resulted in the net yield on earning assets increasing 12 basis points from 4.45% for the quarter ended June 30, 2006 to 4.57% for the current year period.  The net interest spread decreased from 3.89% in 2006 to 3.88% in 2007.

The following presents, for the three month periods ended June 30, 2007 and 2006, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$333,674	$282,696	8.40%	7.84%	$6,985	$5,524	$1,461	$414	$1,047
Taxable securities	114,207	111,707	4.65%	4.39%	1,325	1,224	101	73	28
Nontaxable securities	18,194	11,634	3.86%	3.83%	175	111	64	1	63
Federal funds sold	8,019	7,253	5.45%	4.76%	109	86	23	13	10
Interest bearing deposits in banks	5,282	3,805	6.83%	5.27%	90	50	40	17	23
Total earning assets	479,376	417,095	7.27%	6.73%	8,684	6,995	1,689	518	1,171
Cash and due from banks	12,554	11,243
Allowance for loan losses	(4,668)	(3,686)
Other assets	48,806	29,721

Total	$536,068	$454,373

Liabilities and Equity
Interest bearing demand (2)	$127,651	$112,058	1.90%	1.62%	$605	$452	$153	$85	$68
Savings	36,035	35,092	0.69%	0.58%	62	51	11	10	1
Certificates of deposit	210,396	176,705	4.69%	3.92%	2,460	1,727	733	372	361
Total interest bearing deposits	374,082	323,855	3.35%	2.76%	3,127	2,230	897	467	430
Borrowed funds	6,457	11,137	5.59%	5.08%	90	141	(51)	82	(133)
Total interest bearing liabilities	380,539	334,992	3.39%	2.84%	3,217	2,371	846	549	297
Noninterest bearing demand deposits	78,128	62,038
Other liabilities	7,324	1,606
Redeemable common stock held by ESOP	996	1,018
Shareholders' equity	69,081	54,719

Total	$536,068	$454,373
Net interest income					$5,467	$4,624	$843	$(31)	$874
Net interest yield on earning assets			4.57%	4.45%
Net interest spread			3.88%	3.89%

(1) Daily averages. Loans include nonaccrual loans.
(2) Includes money market accounts

The following presents, for the six month periods ended June 30, 2007 and 2006, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Six Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$333,302	$279,406	8.36%	7.73%	$13,814	$10,715	$3,099	$920	$2,179
Taxable securities	114,432	112,726	4.66%	4.38%	2,642	2,449	193	156	37
Nontaxable securities	18,234	11,648	3.90%	3.91%	353	226	127	(2)	129
Federal funds sold	9,273	7,090	5.59%	5.32%	257	187	70	10	60
Interest bearing deposits in banks	5,097	3,621	6.84%	4.90%	173	88	85	42	43
Total earning assets	480,338	414,491	7.24%	6.65%	17,239	13,665	3,574	1,126	2,448
Cash and due from banks	13,118	11,920
Allowance for loan losses	(4,626)	(3,621)
Other assets	48,441	28,613
Total	$537,271	$451,403

Liabilities and Equity
Interest bearing demand (2)	$127,268	$112,606	1.84%	1.51%	$1,160	$845	$315	$198	$117
Savings	36,040	35,467	0.71%	0.59%	126	103	23	21	2
Certificates of deposit	212,152	171,597	4.69%	3.75%	4,932	3,191	1,741	896	845
Total interest bearing deposits	375,460	319,670	3.34%	2.61%	6,218	4,139	2,079	1,115	964
Borrowed funds	6,620	13,175	5.67%	4.91%	186	321	(135)	121	(256)
Total interest bearing liabilities	382,080	332,845	3.38%	2.70%	6,404	4,460	1,944	1,236	708
Noninterest bearing demand deposits	78,345	61,338
Other liabilities	7,414	1,878
Redeemable common stock held by ESOP	968	999
Shareholders' equity	68,464	54,343
Total	$537,271	$451,403
Net interest income					$10,835	$9,205	$1,630	$(110)	$1,740
Net interest yield on earning assets			4.55%	4.48%
Net interest spread			3.86%	3.95%

(1) Daily averages. Loans includes nonaccrual loans.
(2) Includes money market accounts

Net interest income for the six months ended June 30, 2007 increased $1,630,000 or 17.7% over the same period in 2006.  Excluding the impact of Peachtree, net interest income would have increased $356,000 or 3.9%.  The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $54.0 million during the quarter ended June 30, 2007 compared to the same period in 2006.  This growth, along with an increase in the average yield on loans from 7.73% in 2006 to 8.36% in 2007, resulted in a $3.1 million increase in interest income earned on loans in 2007 over 2006.  Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2007 period compared to 2006.  The portion of total earning assets comprised by loans increased from 67.4% for the 2006 period to 69.4% for 2007.  This change in the mix of our earning assets contributed to the 59 basis point increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

Index

The average cost of funds increased 68 basis points to 3.38% for the six months ended June 30, 2007 compared to the same period in 2006.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.

These changes resulted in the net yield on earning assets increasing one basis point from 4.48% for the six months ended June 30, 2006 to 4.55% for the current year period.  The net interest spread decreased from 3.95% in 2006 to 3.86% in 2007.

Other Income. Total other income for the three-month period ended June 30, 2007 amounted to $1,597,000, compared to $1,335,000 for the same period in 2006, an increase of $262,000.  The addition of Peachtree accounted for $235,000 of this increase.  Other income for the six-month period ended June 30, 2007 amounted to $3,052,000, compared to $2,565,000 for the same period in 2006, an increase of $487,000.  The addition of Peachtree accounted for $379,000 of this increase.

For the three month period, service charges on deposit accounts declined $120,000 excluding the impact of Peachtree due to a $115,000 reduction in NSF fees earned.  For the six month period, service charges on deposit accounts declined $215,000 due to a $218,000 reduction in NSF fees earned.  For the three month periods ended June 30, 2007 other service charges and fees increased $61,000 exclusive of Peachtree and results primarily from a $16,000 increase in fees earned from brokerage services and a $9,000 increase in ATM fees.  For the six month period, other service charges and fees increased $87,000 exclusive of Peachtree and results primarily from a $39,000 increase in debit card fees, the result of increased usage by the banks’ customers, a $27,000 increase in brokerage services, and a $12,000 increase in ATM fees.

For the three months ended June 30, 2007, net gain on sale of loans increased $20,000 (excluding Peachtree) due to recognition of mortgage servicing rights of $44,000 in the current year.  For the six month period, net gain on sale of loans exclusive of Peachtree increased $90,000 due to recognition of mortgage servicing rights of $89,000.   The following presents the activity in the Company’s mortgage servicing rights in 2007:

	Three	Six
(Dollars In Thousands)	Months	Months

Beginning balance	$418	$375
Servicing rights recognized	74	142
Amortization	(76)	(101)
Balance at June 30, 2007	$416	$416

Exclusive of Peachtree, income recognized on bank-owned life insurance increased $53,000 for the three months ended June 30, 2007.  For the year to date period, income recognized on bank-owned life insurance increased $125,000 exclusive of Peachtree.  The higher income earned in 2007 results from insurance contracts purchased in the third and fourth quarters of 2006.  Exclusive of Peachtree, other income increased $13,000 for the three month period and $21,000 for the six month period.

Other Expenses.  Other expenses for the three-month period ended June 30, 2007 amounted to $4,660,000 compared to $3,709,000 for the same period in 2006, an increase of $951,000 or 25.6%.  Excluding the impact of Peachtree, these expenses increased $647,000 or 17.5%.  For the six months ended June 30, 2007, other expenses increased $384,000 exclusive of Peachtree, or 10.4%.

The largest component of other expenses is salaries and employee benefits, which excluding the impact of Peachtree increased $229,000 for the three month period and $465,000 for the six month period.  The significant causes of this increase include an increase in salaries of $144,000 (including cost of living and merit increases as well as costs attributable to new hires) and an increase in incentive expense of $68,000.  For the six month period, the increase in cost is attributable to increased salaries of  $297,000 higher incentive expense of $135,000.

The compensation cost that was charged against income for our stock option plans was $27,000 and $24,000 for the three months ended June 30, 2007 and 2006, respectively, and $53,000 and $48,000 for the six month periods ended June 30, 2007 and 2006.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2007 is $378,000 which will be recognized over the weighted average period of approximately 3.6 years.  See “Note 3 – Stock Compensation Plans” in the notes to condensed consolidated financial statements for further information.

Index

For the three month period ended June 30, 2007, amortization of intangibles increased $19,000.  Amortization of the core deposit intangible recorded in conjunction with the acquisition of Peachtree Bank amounted to $33,000 for the quarter.  For the six month period, amortization expense increased $33,000 of which $66,000 relates to the Peachtree acquisition.  Occupancy expenses increased $109,000 for the quarter of which $44,000 relates to Peachtree.  Excluding the addition of Peachtree, occupancy expenses increased $65,000 which includes $52,000 of higher depreciation costs, due primarily to depreciation recorded in 2007 associated with the renovation of the main office of Bank of Upson which was still under construction during 2006.  For the six month period, occupancy expenses increased $196,000, or $104,000 exclusive of Peachtree, which includes $82,000 in higher depreciation costs.  Other operating expenses increased $296,000 for the three months or $104,000 excluding the impact of Peachtree.  For the six month period, other operating expenses increased $448,000 or $109,000 excluding the impact of Peachtree.

Income Taxes.  The Company recorded income taxes totaling $728,000 and $691,000 for the three-month periods ending June 30, 2007 and 2006, respectively.  Effective tax rates for the periods were 31.3% and 32.6%, respectively.  For the six months ended June 30, 2007 and 2006, income taxes totaled $1,464,000 and $1,381,000, respectively.  Effective tax rates were 31.4% and 32.8%, respectively.  Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2007, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions.  At June 30, 2007, we had available to us additional federal funds lines of credit totaling $22.3 million in place with three banks and  $37.0 million of available funds on our line of credit with the Federal Home Loan Bank of Atlanta.

As disclosed in Note 8 of Notes to Condensed Consolidated Financial Statements, on July 1, 2007 the Company completed its acquisition of Bank of Chickamauga for $18 million in cash less certain costs related to the termination of the Bank of Chickamauga defined benefit plan.  To fund the acquisition, the Company borrowed $3 million against its line of credit and obtained $15 million in special dividends from its subsidiary banks, including $8 million from the Bank of Chickamauga and $3.5 million each from Upson and FNB Polk.  The banks were able to pay these special dividends from their existing liquidity.

At June 30, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

		Minimum
		Required
	Minimum	to be Well
	Required	Capitalized	Consolidated	Upson	Polk	Peachtree

Risk-based capital ratios
Total risk based capital	8.00%	10.00%	16.95%	15.34%	20.94%	15.14%
Tier 1	4.00%	6.00%	15.69%	14.10%	19.69%	13.90%
Tier 1 leverage ratio	4.00%	5.00%	11.12%	10.50%	12.69%	9.85%

The capital ratios shown above do not reflect the special dividend paid by Upson or FNB Polk in connection with the Chickamauga acquisition as described above.  After payment of those dividends, both Upson and FNB Polk remained well-capitalized.

Capital ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of June 30, 2007.

Index

Commitments and Contractual Obligations
(Dollars in thousands)
	Less than
	one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$238,477	$-	$-	$-	$238,477
Certificates of Deposit	172,269	26,375	9,902	-	208,546
Federal funds purchased	504	-	-	-	504
FHLB advances and other borrowed funds	110	5,156	156	468	5,890
Deferred compensation	23	46	236	2,646	2,951
Leases	114	230	164	335	843

Total contractual obligations	$411,497	$31,807	$10,458	$3,449	$457,211

Commitments
Commitments to extend credit	$39,927	$-	$-	$-	$39,927
Credit card commitments	9,293	-	-	-	9,293
Commercial standby letters of credit	925	-	-	-	925

Total commitments	$50,145	$-	$-	$-	$50,145

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2007, SouthCrest’s market risk profile has not changed significantly from December 31, 2006. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

As disclosed in Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements, on October 31, 2006 SouthCrest completed its acquisition of Maplesville Bancorp, the parent of Peachtree Bank, and on July 1, 2007 it completed its acquisition of Bank of Chickamauga (collectively “the acquired banks” or “the acqisitions”).  If SouthCrest does not successfully integrate the acquired banks into its business, SouthCrest may not realize the expected benefits from its acquisitions.    SouthCrest may encounter unforeseen expenses, as well as difficulties and complications in integrating the operations of the acquired banks with its overall operations.  SouthCrest expects that it be able to maintain most of the acquired banks’ key customers and personnel and integrate their operating systems and procedures with those of SouthCrest with a minimal amount of costs and diversion of management time and attention.  If SouthCrest is unable to integrate the acquired banks in a timely manner or experiences disruptions with their customer relationships, the anticipated benefits of the acquisitions may not be realized and SouthCrest’s results of operations may be adversely affected.

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

Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 The Company made no repurchases of its common stock during the quarter ended June 30, 2007.

Item 3.    Defaults upon Senior Securities

 None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 12, 2007.  The following directors were elected as for terms to expire as indicated:

Name	Term to Expire	Votes For	Votes Withheld	Broker Nonvotes

Harvey Clapp	2008	3,130,443	6,000	259,196
Joan B. Cravey	2010	3,122,665	13,778	259,196
Dr. Warren Patrick	2010	3,132,043	4,400	259,196
Harold W. Wyatt, Jr.	2010	3,132,043	4,400	259,196

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

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: August 14, 2007	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: August 14, 2007	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer