Form 10-Q
period 2007-09-30
SOUTHCREST FINANCIAL GROUP INC
filed 2007-11-14
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2007: 3,952,328.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
Assets	2007	2006	*
Cash and due from banks	$15,068	$16,926
Interest-bearing deposits at other financial institutions	11,215	4,881
Federal funds sold	3,447	12,504
Securities available for sale	84,243	61,519
Securities held to maturity (fair value $61,162 and $66,036)	62,309	67,268
Restricted equity securities, at cost	2,351	2,029
Loans held for sale	227	446
Loans, net of unearned income	376,377	335,006
Less allowance for loan losses	5,134	4,480
Loans, net	371,243	330,526
Bank-owned life insurance	16,136	12,521
Premises and equipment, net	17,839	15,324
Goodwill	14,255	9,057
Intangible assets, net	4,525	4,493
Other assets	8,439	6,523
Total assets	$611,297	$544,017

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$77,641	$80,581
Interest-bearing	434,390	382,041
Total deposits	512,031	462,622
Federal Home Loan Bank advances	10,555	5,165
Federal funds purchased	772	-
Note payable	4,780	780
Other liabilities	10,772	6,907
Total liabilities	538,910	475,474

Commitments and contingencies

Redeemable common stock held by ESOP	1,117	988

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,952,328 issued	3,952	3,952
Additional paid-in capital	50,113	50,034
Retained earnings	16,923	13,740
Accumulated other comprehensive income (loss)	282	(171)
Total stockholders' equity	71,270	67,555
Total liabilities, redeemable common stock, and stockholders' equity	$611,297	$544,017

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands, except share and per share data)

	Three Months		Nine Months
	2007	2006	2007	2006
Interest income:
Loans	$7,840	$5,980	$21,654	$16,695
Securities - taxable	1,521	1,229	4,190	3,678
Securities - nontaxable	241	104	594	330
Federal funds sold	121	50	351	237
Interest-bearing deposits at other banks	92	46	265	134
Total interest income	9,815	7,409	27,054	21,074

Interest expense:
Deposits	3,682	2,482	9,900	6,621
Other borrowings	229	186	415	507
Total interest expense	3,911	2,668	10,315	7,128

Net interest income	5,904	4,741	16,739	13,946
Provision for loan losses	212	267	438	508
Net interest income after provision for loan losses	5,692	4,474	16,301	13,438

Other income:
Service charges on deposit accounts	1,036	810	2,771	2,461
Other service charges and fees	340	281	957	808
Net gain on sale of loans	73	39	259	110
Income on bank-owned life insurance	168	104	428	197
Other operating income	132	103	386	326
Total other income	1,749	1,337	4,801	3,902

Other expenses:
Salaries and employee benefits	2,841	1,920	7,794	5,873
Equipment and occupancy expenses	552	419	1,508	1,179
Amortization of intangibles	237	189	683	602
Other operating expenses	1,451	1,128	4,089	3,318
Total other expenses	5,081	3,656	14,074	10,972

Income before income taxes	2,360	2,155	7,028	6,368
Income tax expense	710	706	2,174	2,087
Net income	$1,650	$1,449	$4,854	$4,281

Basic and diluted earnings per share	$0.42	$0.41	$1.23	$1.20
Dividends per share	$0.130	$0.125	$0.390	$0.375
Average shares outstanding - basic and diluted	3,952,328	3,581,193	3,952,328	3,581,193

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	Three Months		Nine Months
	2007	2006	2007	2006

Net income	$1,650	$1,449	$4,854	$4,281

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $335, $194, $274, and $95	543	324	453	158

Comprehensive income	$2,193	$1,773	$5,307	$4,439

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Nine Months Ended September 30, 2007
(Unaudited)
(In thousands, except share and per share data)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Par	Capital	Earnings	Income )Loss)	Equity

Balance, December 31, 2006	3,952,328	$3,952	$50,034	$13,740	$(171)	$67,555
Net income	-	-	-	4,854	-	4,854
Cash dividends declared, $.39 per share	-	-	-	(1,542)	-	(1,542)
Stock-based compensation	-	-	79	-	-	79
Adjustment for shares owned by ESOP	-	-	-	(129)	-	(129)
Other comprehensive income	-	-	-	-	453	453
Balance, September 30, 2007	3,952,328	$3,952	$50,113	$16,923	$282	$71,270

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006
OPERATING ACTIVITIES
Net income	$4,854	$4,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	778	584
Amortization of intangibles	683	602
Other amortization	84	105
Provision for loan losses	438	508
Stock compensation expense	79	72
Deferred income taxes	116	(354)
Income on bank-owned life insurance	(428)	(197)
Increase in interest receivable	(518)	(316)
Increase (decrease) in income taxes payable	195	(9)
Increase (decrease) in interest payable	(215)	676
Net gain on sale of loans	(259)	(110)
Originations of mortgage loans held for sale	(9,307)	(11,473)
Proceeds from sales of mortgage loans held for sale	9,785	11,217
Decrease in other assets	(112)	(142)
Increase in other liabilities	613	449
Net cash provided by operating activities	6,786	5,893
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	4,913	7,153
Purchases of securities available for sale	(15,429)	(4,195)
Proceeds from maturities of securities available for sale	16,536	3,772
Proceeds from sales of securities available for sale	1,003	-
Net change in restricted equity securities	(65)	134
Net (increase) decrease in interest-bearing deposits in banks	(6,153)	1,096
Net decrease in federal funds sold	17,157	4,297
Net increase in loans	(15,332)	(24,699)
Purchase of premises and equipment	(2,384)	(2,871)
Proceeds from sale of other real estate owned	-	517
Purchase of life insurance contracts	-	(3,601)
Net cash paid in business combination	(14,247)	-
Net cash (used in) investing activities	(14,001)	(18,397)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(263)	12,904
Principal repayments on Federal Home Loan Bank advances	(110)	(5,110)
Increases in FHLB advances	2,500	-
Net increase in federal funds purchased	772	1,479
Proceeds from other borrowings	4,000	-
Dividends paid	(1,542)	(1,344)
Net cash provided by financing activities	5,357	7,929
Net decrease in cash and due from banks	(1,858)	(4,575)
Cash and due from banks at beginning of year	16,926	15,930
Cash and due from banks at end of period	$15,068	$11,355

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	2007	2006

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$10,100	$6,452
Income taxes	2,185	2,449

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$422	$441
(Decrease) increase in redeemable common stock held by ESOP	129	75
Unrealized loss on securities available for sale, net	453	158

BUSINESS COMBINATION
Cash and due from banks, net of cash paid	$3,103	$-
Federal funds sold	8,100	-
Interest bearing deposits at other financial institutions	181	-
Securities available for sale	24,046	-
Restricted equity securities	257	-
Loans, net	26,344	-
Bank-owned life insurance	3,187	-
Premises and equipment	909	-
Goodwill	5,198	-
Core deposit intangible	715	-
Other assets	1,254	-
Total assets	$73,294	$-

Deposits	$49,672	$-
Federal Home Loan Bank advances	3,000	-
Other liabilities	3,272	-
Total liabilities assumed	55,944	-
Purchase price	$17,350	$-

See Notes to Condensed Consolidated Financial Statements.

Index

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”), The First National Bank of Polk County (“FNB Polk”), Peachtree Bank (“Peachtree”), and Bank of Chickamauga (“Chickamauga”).  All of the subsidiary banks (collectively, the “Banks”) are commercial banks that provide a full range of banking services within their primary market areas.  Upson is headquartered in Thomaston, Upson County, Georgia with six branches located in Thomaston, Fayetteville, Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties.  FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia.  FNB Polk primarily serves the market area of Polk County.  Peachtree is headquartered in Maplesville, Chilton County, Alabama with one branch in Maplesville and another in Clanton, Alabama.  Chickamauga is headquartered in Chickamauga, Walker County, Georgia where it maintains two branches.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson,  The First National Bank of Polk County, Peachtree Bank, and Bank of Chickamauga.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain reclassifications to prior year balance sheets and income statements have been made to conform to current classifications.  These reclassifications have no impact on net income or stockholders’ equity reported for the previous year.

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

At September 30, 2007 and 2006, the Company had 191,400 and 183,500 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three and nine month periods ended September 30, 2007 and 2006, these options were nondilutive.   The weighted average number of shares outstanding was 3,952,328 and 3,581,193 for the three and nine month periods ended September 30, 2007 and 2006.

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

At September 30, 2007, the Company maintained one share-based compensation plan, the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan (the “Plan”), approved at the Company’s annual shareholders’ meeting held on May 12, 2005.  The compensation cost that has been charged against income for the Plan was $26,330 and $23,770 for the three month periods ending September 30, 2007 and 2006, respectively, and $78,990 and $71,310 for the nine month periods ending September 30, 2007 and 2006, respectively.  The Company recorded no deferred tax benefit in 2007 or 2006 because all of the compensation cost was related to incentive (tax qualifying) stock options.

The Plan provides for up to 549,000 shares of common stock to be awarded in the form of stock options. Options are granted at the fair market value of the Company’s common stock on the date of grant. All options under the Plan expire ten years from the date of grant.  At September 30, 2007, 191,400 options had been granted.  Of these options, 104,000 were not tax qualifying and were fully vested on the date of grant, while 87,400 options were tax qualifying and vest over 60 months.  At September 30, 2007, 357,600 options were available for grant.

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The Company did not grant options during the nine month periods ended September 30, 2007 and 2006.

A summary of option activity under the Plan as of September 30, 2007, and changes during the nine month period ended September 30, 2007 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2006	191,400	$23.44
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding at September 30, 2007	191,400	$23.44	8.47	$(390,000)

Exercisable at September 30, 2007	119,900	$23.45	8.47	$(246,000)

For the quarter ended September 30, 2007, no options were granted, exercised or became fully vested.

As of September 30, 2007, there was $352,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

Index

NOTE 4 — LOANS RECEIVABLE

The composition of loans at September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Commercial, financial, and agricultural	$23,907	$23,996
Real estate – construction	69,509	59,745
Real estate – mortgage	236,952	211,676
Consumer	39,182	33,690
Other	6,966	6,058
	376,516	335,165
Unearned income	(139)	(159)
Allowance for loan losses	(5,134)	(4,480)
Loans, net	$371,243	$330,526

Changes in the allowance for loan losses are as follows:
	September 30,	December 31,
(Dollars in thousands)	2007	2006
Balance, beginning of year	$4,480	$3,477
Provision for loan losses	438	839
Loans charged off	(600)	(903)
Recoveries of loans previously charged off	472	436
Allowance acquired in business combination	344	631
Balance, end of year	$5,134	$4,480

The following is a summary of information pertaining to impaired loans:
	September 30,	December 31,
(Dollars in thousands)	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	196	479
Total impaired loans	$196	$479
Valuation allowance related to impaired loans	$29	$38
Average investment in impaired loans	$226	$614

There were $196,000 and $479,000 loans on nonaccrual status at September 30, 2007 and December 31, 2006.  Loans of $778,000 and $1,015,000 were past due ninety days or more and still accruing interest at September 30, 2007 and December 31, 2006, respectively.

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Nonaccrual loans	$196	$479
Loans past due 90 days or more and still accruing	$778	$1,015
Loans restructured under troubled debt	$-	$-

The Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since the dates the loans were originated and for which it was probable, at acquisition, that all contractually required payments would not be collected.  Under the provisions of Statement of Position 03-03 Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”), at the acquisition date these loans were recorded at a carrying value of $376,000, which was net of a nonaccretable adjustment of $183,000.  At September 30, 2007 the carrying value for these loans had been reduced to $366,000 as a result of cash payments by the borrowers.  For further discussion of these loans, refer to Note 7 below.

Index

NOTE 5 — DEPOSITS

At September 30, 2007 and December 31, 2006, deposits were as follows:

	September 30,	December 31,
(Dollars In Thousands)	2007	2006

Noninterest bearing deposits	$77,641	$80,581
Interest checking	81,261	72,386
Money market	53,849	56,461
Savings	44,145	35,542
Certificates of deposit	255,135	217,652
	$512,031	$462,622

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

Index

In February 2007, the FASB issued SFAS No. 159, TheFair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard and has not yet evaluated the impact of its implementation.

NOTE 7 – COMPLETION OF MERGERS WITH MAPLESVILLE BANCORP AND BANK OF CHICKAMAUGA

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

On July 1, 2007 the Company completed its acquisition of Bank of Chickamauga pursuant to the definitive agreement entered into on February 23, 2007.  Bank of Chickamauga is a community bank located in the City of Chickamauga, Walker County, Georgia where it maintains two offices.  The City of Chickamauga is located in the Chattanooga, Tennessee metropolitan area, and completing this merger allows the Company to enter a new market.  Under terms of the agreement, the shareholders of Chickamauga were to receive $18 million cash, less certain costs related to merger and the termination of the Chickamauga defined benefit plan.  The Chickamauga shareholders received $17.2 million in cash with an additional $687,000 being placed in a reserve account to fund the costs related to terminating the Chickamauga defined benefit plan.  The reserve account is recorded as a liability in the financial statements.  Any funds remaining after the termination of the defined benefit plan will be distributed to the Chickamauga shareholders, which will increase the purchase amount recorded at acquisition.  The timing of the plan termination is dependent on approval by the Internal Revenue Service.  Management anticipates that the termination of the plan could occur in the second or third quarter of 2008.

The merger was accounted for under the purchase method of accounting. Accordingly, results of operations for Bank of Chickamauga are included in the results of operations of SouthCrest prospectively from the date of merger, and the purchase price of $17.35 million, which includes merger costs of $150,000 but does not include the $687,000 reserve established for the defined benefit plan termination, was allocated to the fair values of Chickamauga’s assets and liabilities.  As a result, the Company recorded a core deposit intangible of $715,000 and goodwill of $5,198,000.  The core deposit intangible is being amortized on an accelerated basis over the estimated life of the deposits.  Because of the uncertainty of the final disposition of the defined benefit plan and the resulting distribution from the reserve account, the purchase price and the resulting allocation have not been finalized.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in purchase business combinations.  The SOP does not apply to loans originated by the entity.  At July 1, 2007 the Company identified $559,000 in loans to which the application of the provisions of SOP 03-03 was required.  The carrying amount of these loans was reduced to $376,000 at July 1, 2007, representing a nonaccretable adjustment of $183,000.  Because the Company could not reasonably estimate cash flows expected to be collected from these loans, interest income is only recognized when cash payments are received on such loans.  The purchase accounting adjustments reflect a reduction in loans for $183,000 related to Chickamauga’s impaired loans, thus reducing the carrying value of these loans to $376,000 as of July 1, 2007.  At September 30, 2007, the carrying value of these loans had been reduced to $366,000 due to cash payments received from the borrowers.  Interest income recognized on such loans has been insignificant for the three months ended September 30, 2007.

To fund the payments to the Chickamauga shareholders, the Company’s subsidiary banks paid $15 million in special dividends to the parent.  Additionally, the Company received an increase in its line of credit from $5.5 million to $8.0 million on the same terms and conditions as previously existed on the loan.  The interest rate for the line of credit is Prime minus 0.50%.  The Company drew $4 million on this line in connection with the merger.

Index

The following schedule presents pro forma information for revenues and net income as if the combinations with Maplesville Chickamauga had occurred on January 1, 2006. Revenues and net income of both acquired entities for periods prior to the dates of acquisition are added to actual results of SouthCrest for each of the periods indicated in the table.  Revenues include interest income plus other income less proforma merger adjustments affecting revenues. Net income includes the net income less the proforma effect of merger adjustments, including the amortization of intangibles:

(Dollars in thousands except per share amounts)
	Three Months		Nine Months
	2007	2006	2007	2006
Revenues	$11,564	$10,790	$33,807	$30,766
Net income	$1,650	$1,645	$4,783	$4,841
Earnings per share	$0.42	$0.42	$1.21	$1.22

Index

SOUTHCREST FINANCIAL GROUP, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of SouthCrest Financial Group, Inc. and its bank subsidiaries, Bank of Upson, The First National Bank of Polk County, Peachtree Bank, and Bank of Chickamauga during the period included in the accompanying consolidated financial statements.   The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements.  Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Index

Financial Condition

During the nine months ended September 30, 2007, our total assets increased $67.3 million to $611.3 million at September 30, 2007 of which $73.3 million relates to the assets acquired in the Chickamauga acquisition.   Excluding the impact of those acquired assets, total assets declined by $6.0 million.

During the year to date period, total loans increased $41.4 million, or 12.4%, while loans held for sale decreased $219,000.  Excluding the Chickamauga acquisition, loans increased $14.7 million, an annual growth rate of $5.8%.  Securities available for sale increased $22.7 million due primarily to securities obtained in the Chickamauga acquisition, while securities held to maturity decreased $5.0 million due to maturities.  Federal funds sold declined $9.1 million.

During the year to date period ended September 30, 2007, deposits increased $49.4 million or 10.7%.  Excluding the impact of Chickamauga, deposits would have declined by $263,000.  The Company has generally funded its loan growth with maturities in its investment portfolio and has not had to aggressively seek deposits for that funding.  Significant components of the decline excluding Chickamauga included a $10.8 million decline in noninterest bearing deposits, a $2.9 million decline in money market accounts, and a $2.2 million decline in savings accounts.  Interest checking accounts increased $3.7 million while certificate accounts increased $11.9 million.  The decline in noninterest bearing accounts is attributable to declines in deposits of local governments. Since December 31, 2006, FHLB advances increased $5.4 million which includes $3.5 million acquired as a result of the Chickamauga acquisition.    Other borrowed funds increased $4.0 million as the Company drew on its line of credit to provide a portion of the funding for the Chickamauga acquisition.  At September 30, 2007 we had purchased $772,000 million in federal funds.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates. We believe that our cash flows and liquidity levels are adequate to support the Company’s loan growth.

Our total stockholders’ equity has increased by $3.7 million since December 31, 2006, primarily due to net income for the period, net of dividends paid to shareholders.  In addition, the Company experienced a $453,000 increase in the unrealized gain (loss) on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Commercial, financial, and agricultural	$23,907	$23,996
Real estate – construction	69,509	59,745
Real estate – mortgage	236,952	211,676
Consumer	39,182	33,690
Other	6,966	6,058
	376,516	335,165
Unearned income	(139)	(159)
Allowance for loan losses	(5,134)	(4,480)
Loans, net	$371,243	$330,526

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due and restructured loans in the Banks’ loan portfolios as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Nonaccrual loans	$196	$479
Loans past due 90 days or more and still accruing	$778	$1,015
Loans restructured under troubled debt	$-	$-

Nonaccrual loans increased $18,000 during the quarter ended September 30, 2007 increasing from $178,000 to $196,000.  Nonaccrual loans at September 30, 2007 include $174,000 in loans secured by first mortgage loans on single family dwellings.  The largest of these loans was $42,000.  The Company believes that there is limited risk of loss for the nonaccrual loans secured by single family dwellings.  In total, the Company has recorded a valuation allowance of $29,000 related to nonaccrual loans at September 30, 2007.

Index

Information regarding impaired loans as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	196	479
Total impaired loans	$196	$479
Valuation allowance related to impaired loans	$29	$38
Average investment in impaired loans	$226	$614

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended September 30, 2007 and 2006:

Analysis of Allowance for Loan Losses
For The Three and Nine Months Ended September 30, 2007
(Dollars in thousands)	Three Months		Nine Months
	2007	2006	2007	2006

Balance at beginning of period	$4,674	$3,759	$4,480	$3,477
Chargeoffs
Commercial loans	25	34	72	34
Real estate - construction	-	-	-	-
Real estate - mortgage	41	78	41	79
Consumer	158	132	397	275
Other	32	50	90	109
Total Chargeoffs	256	294	600	497

Recoveries
Commercial loans	1	-	27	-
Real estate - construction	40	-	40	5
Real estate - mortgage	8	2	12	6
Consumer	101	69	334	241
Other	10	15	59	78
Total recoveries	160	86	472	330

Net (chargeoffs) recoveries	(96)	(208)	(128)	(167)
Additions charged to operations	212	267	438	508
Additions to reserves resulting from business combination	344	-	344	-
Balance at end of period	$5,134	$3,818	$5,134	$3,818
Annualized ratio of net chargeoffs (recoveries) during the period to average loans outstanding during the period	0.10%	0.28%	0.05%	0.08%

Allowance for Loan Losses.  The allowance for loan losses as of September 30, 2007 was $5,134,000 compared to $4,480,000 at December 31, 2006 and $3,818,000 at September 30, 2006.  Of the $1,316,000 increase in the allowance since September 30, 2006, $987,000 relates to addition to the allowance attributable to the acquisitions of Peachtree and Chickamauga, with $643,000 relating to the acquisition of Peachtree in the fourth quarter of 2006 and $344,000 relating to the acquisition of Chickamauga in the third quarter of 2007.  As a percentage of gross loans, the allowance for loan losses was 1.36% at September 30, 2007 compared to 1.34% as of December 31, 2006 and 1.27% at September 30, 2006. The provision for loan losses during the nine-month period ended September 30, 2007 of $438,000 was the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance range for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Index

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Nine Months Ended September 30, 2007 and 2006

Net income for the three-month period ended September 30, 2007 amounted to $1,650,000, or $0.42 basic and diluted earnings per share, compared to net income of $1,449,000 or $0.41 basic and diluted earnings per share for the same three-month period in 2006, an increase of $201,000, or 13.9%.  Of this increase, approximately $314,000 is attributable to the net earnings of Peachtree and Chickamauga.  Net income for the nine-month period ended September 30, 2007 amounted to $4,854,000, or $1.23 basic and diluted earnings per share, compared to net income of $4,281,000 or $1.20 basic and diluted earnings per share for the same nine-month period in 2006, an increase of $573,000, or 13.4%.  Of this increase, approximately $762,000 is attributable to the net earnings of Peachtree and Chickamauga. Results of operations for Peachtree and Chickamauga are only included since their respective acquisition dates of October 31, 2006 and July 1, 2007.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended September 30, 2007 increased $1,163,000 or 24.5% over the same period in 2006.  The increase in net interest income is primarily driven by the increase in the average balances in earning assets.  This growth accounted for an increase in net interest income of $1.2 million and is primarily the result of the acquisitions of Peachtree and Chickamauga.  There was growth in the average balance of the loan portfolio of $76.0 million during the quarter ended September 30, 2007 compared to the same period in 2006.  This growth, along with an increase in the average yield on loans from 8.07% in 2006 to 8.41% in 2007, resulted in a $1.9 million increase in interest income earned on loans in 2007 over 2006.  Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2007 period compared to 2006.  The increase in rates and the growth in the loan portfolio contributed to the 29 basis point increase in the average yield on earning assets as loans earn a higher rate of interest than investment securities and other earning assets.

The average cost of funds increased 43 basis points to 3.52% for the three months ended September 30, 2007 compared to the same period in 2006.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.  While the Federal Reserve has recently reduced its discount rate, average rates paid on these deposits typically lag these rate reductions due to the longer term of the accounts.

The net yield on earning assets declined 9 basis points from 4.46% for the quarter ended September 30, 2006 to 4.37% for the current year period.  The net interest spread decreased from 3.88% in 2006 to 3.74% in 2007.

Excluding the impact of Peachtree and Chickamauga, net interest income would have declined $78,000 or 1.7%.

The following presents, for the three month periods ended September 30, 2007 and 2006, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$369,857	$293,949	8.41%	8.07%	$7,840	$5,980	$1,860	$261	$1,599
Taxable securities	126,625	110,174	4.77%	4.43%	1,521	1,229	292	99	193
Nontaxable securities	24,489	11,114	3.90%	3.71%	241	104	137	6	131
Federal funds sold	8,175	3,639	5.87%	5.45%	121	50	71	4	67
Interest bearing deposits in banks	7,029	3,117	5.19%	5.85%	92	46	46	(35)	81
Total earning assets	536,175	421,993	7.26%	6.97%	9,815	7,409	2,406	335	2,071
Cash and due from banks	15,379	11,694
Allowance for loan losses	(5,059)	(3,793)
Other assets	56,239	31,729

Total	$602,734	$461,623

Liabilities and Equity
Interest bearing demand (2)	$133,037	$112,526	1.87%	1.77%	$628	$503	$125	$30	$95
Savings	45,393	32,440	0.75%	0.59%	86	48	38	15	23
Certificates of deposit	246,868	183,588	4.77%	4.17%	2,968	1,931	1,037	305	732
Total interest bearing deposits	425,298	328,554	3.43%	3.00%	3,682	2,482	1,200	350	850
Borrowed funds	15,614	14,128	5.82%	5.22%	229	186	43	22	21
Total interest bearing liabilities	440,912	342,682	3.52%	3.09%	3,911	2,668	1,243	372	871
Noninterest bearing demand deposits	81,835	58,914
Other liabilities	281	3,020
Redeemable common stock held by ESOP	1,062	1,038
Shareholders' equity	78,644	55,969

Total	$602,734	$461,623
Net interest income					$5,904	$4,741	$1,163	$(37)	$1,200
Net interest yield on earning assets			4.37%	4.46%
Net interest spread			3.74%	3.88%

(1) Daily averages. Loans include nonaccrual loans.
(2) Includes money market accounts

Index

The following presents, for the nine month periods ended September 30, 2007 and 2006, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Nine Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$345,621	$284,307	8.38%	7.85%	$21,654	$16,695	$4,959	$1,182	$3,777
Taxable securities	118,541	111,866	4.73%	4.40%	4,190	3,678	512	285	227
Nontaxable securities	20,342	11,468	3.90%	3.85%	594	330	264	5	259
Federal funds sold	8,903	5,927	5.27%	5.35%	351	237	114	(6)	120
Interest bearing deposits in banks	5,748	3,451	6.16%	5.19%	265	134	131	28	103
Total earning assets	499,155	417,019	7.25%	6.76%	27,054	21,074	5,980	1,494	4,486
Cash and due from banks	13,880	11,844
Allowance for loan losses	(4,772)	(3,679)
Other assets	51,069	29,663
Total	$559,332	$454,847

Liabilities and Equity
Interest bearing demand (2)	$129,212	$112,579	1.85%	1.60%	$1,788	$1,348	$440	$226	$214
Savings	39,192	34,447	0.72%	0.59%	212	151	61	38	23
Certificates of deposit	223,851	175,638	4.72%	3.90%	7,900	5,122	2,778	1,205	1,573
Total interest bearing deposits	392,255	322,664	3.37%	2.74%	9,900	6,621	3,279	1,469	1,810
Borrowed funds	9,651	13,496	5.75%	5.02%	415	507	(92)	100	(192)
Total interest bearing liabilities	401,906	336,160	3.43%	2.83%	10,315	7,128	3,187	1,569	1,618
Noninterest bearing demand deposits	79,521	60,521
Other liabilities	5,011	2,263
Redeemable common stock held by ESOP	1,054	1,012
Shareholders' equity	71,840	54,891
Total	$559,332	$454,847
Net interest income					$16,739	$13,946	$2,793	$(75)	$2,868
Net interest yield on earning assets			4.48%	4.47%
Net interest spread			3.82%	3.93%

(1) Daily averages. Loans includes nonaccrual loans.
(2) Includes money market accounts

Net interest income for the nine months ended September 30, 2007 increased $2.8 million or 20.0% over the same period in 2006.  Excluding the impact of Peachtree and Chickamauga, net interest income would have increased $278,000 or 2.0%.  The primary reason for the increase in net interest income is the growth in the average balance of the loan portfolio of $62.0 million during the period ended September 30, 2007 compared to the same period in 2006.  This growth, along with an increase in the average yield on loans from 7.85% in 2006 to 8.38% in 2007, resulted in a $5.0 million increase in interest income earned on loans in 2007 over 2006.  Increases in the prime interest rate, resulting from Federal Reserve increases in the discount rate, contributed to the increase in the loan yield for the 2007 period compared to 2006.  The average yield on earning assets increased 49 basis points to 7.25%.

Index

The average cost of funds increased 60 basis points to 3.43% for the nine months ended September 30, 2007 compared to the same period in 2006.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  In addition, interest rates on these funds have increased over last year as a result of increases in the Federal Reserve discount rate, and in case of certificates of deposits, competition from other banks for such funds.

These changes resulted in the net yield on earning assets increasing one basis point from 4.47% for the nine months ended September 30, 2006 to 4.48% for the current year period.  The net interest spread decreased from 3.93% in 2006 to 3.82% in 2007.

Other Income. Total other income for the three-month period ended September 30, 2007 amounted to $1,749,000, compared to $1,337,000 for the same period in 2006, an increase of $412,000.  The addition of Peachtree and Chickamauga accounted for $254,000 of this increase.  Other income for the nine-month period ended September 30, 2007 amounted to $4,801,000, compared to $3,902,000 for the same period in 2006, an increase of $899,000.  The addition of Peachtree and Chickamauga accounted for $633,000 of this increase.

For the three month period, service charges on deposit accounts declined $28,000 excluding the impact of Peachtree and Chickamauga due to a $38,000 reduction in NSF fees earned.  For the nine month period, service charges on deposit accounts declined $243,000 exclusive of acquisitions due to a $251,000 reduction in NSF fees earned.  In general, NSF fees have declined as a result of the implementation of required consumer disclosures regarding these fees.  For the three month periods ended September 30, 2007 other service charges and fees increased $26,000 exclusive of acquisitions and results primarily from a $22,000 increase in fees earned from brokerage services and a $8,000 increase in debit card fees.  For the nine month period, other service charges and fees increased $113,000 exclusive of acquisitions and results primarily from a $48,000 increase in debit card fees, the result of increased usage by the banks’ customers, a $50,000 increase in brokerage services, and a $18,000 increase in ATM fees.

For the three months ended September 30, 2007, net gain on sale of loans increased $22,000 exclusive of acquisitions due to recognition of mortgage servicing rights, net of amortization, of $20,000 in the current year.  For the nine month period, net gain on sale of loans exclusive of acquisitions increased $112,000 due to recognition of mortgage servicing rights net of amortization of $111,000.   The following presents the activity in the Company’s mortgage servicing rights in 2007:

	Three	Nine
(dollars in thousands)	Months	Months

Beginning balance	$466	$375
Servicing rights recognized	60	202
Amortization	(40)	(91)
Ending balance	$486	$486

Exclusive of acquisitions, income recognized on bank-owned life insurance increased $6,000 for the three months ended September 30, 2007 and $133,000 for the nine month period.  The higher income earned in 2007 results from insurance contracts purchased in the third and fourth quarters of 2006.  Excluding acquisitions, other income increased $14,000 for the three month period and $35,000 for the nine month period.

Other Expenses.  Other expenses for the three-month period ended September 30, 2007 amounted to $5,081,000 compared to $3,656,000 for the same period in 2006, an increase of $1,425,000 or 39.0%.  Excluding the impact of acquisitions, these expenses increased $390,000 or 10.7%.  For the nine months ended September 30, 2007, other expenses increased $1,035,000 exclusive of acquisitions, or 9.4%.

The largest component of other expenses is salaries and employee benefits, which excluding the impact of acquisitions increased $348,000 for the three month period and $813,000 for the nine month period.  The significant causes of this increase include an increase in salaries of $175,000 (including cost of living and merit increases as well as costs attributable to new hires), a $54,000 increase in employee benefits, and an increase in incentive expense of $93,000.  For the nine month period, the increase in cost is attributable to increased salaries of $473,000 in higher incentive expense of $219,000.
The compensation cost that was charged against income for our stock option plans was $26,000 and $24,000 for the three months ended September 30, 2007 and 2006, respectively, and $79,000 and $71,000 for the nine month periods ended September 30, 2007 and 2006.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2007 is $354,000 which will be recognized over the weighted average period of approximately 3.4 years.  See “Note 3 – Stock Compensation Plans” in the notes to condensed consolidated financial statements for further information.

Index

For the three month period ended September 30, 2007, amortization of intangibles increased $48,000.  Amortization of the core deposit intangible recorded in conjunction with the acquisitions of Peachtree and Chickamauga amounted to $55,000 for the quarter.  For the nine month period, amortization expense increased $81,000 of which $121,000 relates to Peachtree and Chickamauga.  Occupancy expenses increased $133,000 for the quarter of which $91,000 relates to Peachtree and Chickamauga.  Excluding the impact of acquisitions, occupancy expenses increased $42,000 for the three-month period which includes $37,000 of higher depreciation costs, due primarily to depreciation recorded in 2007 associated with the renovation of the main office of Bank of Upson which was still under construction during 2006.  For the nine month period, occupancy expenses increased $329,000, or $146,000 exclusive of acquisitions, which includes $119,000 in higher depreciation costs.  Other operating expenses increased $323,000 for the three months of which $316,000 relates to Peachtree and Chickamauga.  For the nine month period, other operating expenses increased $771,000 or $116,000 excluding the impact of Peachtree and Chickamauga.

Income Taxes.  The Company recorded income taxes totaling $710,000 and $706,000 for the three-month periods ending September 30, 2007 and 2006, respectively.  Effective tax rates for the periods were 30.1% and 32.8%, respectively.  For the nine months ended September 30, 2007 and 2006, income taxes totaled $2,174,000 and $2,087,000, respectively.  Effective tax rates were 30.9% and 32.8%, respectively.  Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of September 30, 2007, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, our banks have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions.  At September 30, 2007, the banks had available additional federal funds lines of credit totaling $23.2 million in place with five banks and  $44.1 million of available funds on their lines of credit with the Federal Home Loan Bank of Atlanta.

At September 30, 2007, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1	Tier 1 Risk-	Total Risk-
	Leverage	Based	Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at September 30, 2007
Consolidated	9.26%	13.14%	14.39%
Bank of Upson	9.80%	12.92%	14.13%
The First National Bank of Polk County	11.48%	17.14%	18.39%
Peachtree Bank	9.14%	12.89%	14.12%
Bank of Chickamauga	7.42%	13.11%	14.36%

Capital ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of September 30, 2007.

Index

Commitments and Contractual Obligations
(Dollars in thousands)
	Less than
	one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$256,896	$-	$-	$-	$256,896
Certificates of Deposit	210,520	32,373	12,242	-	255,135
Federal funds purchased	772	-	-	-	772
FHLB advances and
other borrowed funds	5,555	5,956	956	2,868	15,335
Deferred compensation	23	86	356	18,494	18,959
Leases	114	226	158	335	833

Total contractal obligations	$473,880	$38,641	$13,712	$21,697	$547,930

Commitments
Commitments to extend credit	$35,228	$-	$-	$-	$35,228
Credit card commitments	9,141	-	-	-	9,141
Commercial standby letters of credit	930	-	-	-	930

Total commitments	$45,299	$-	$-	$-	$45,299

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. While its balance sheet has changed as a result of the Chickamauga acquisition, Management believes that as of September 30, 2007, SouthCrest’s market risk profile has not changed significantly from December 31, 2006. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

As disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements, on October 31, 2006 SouthCrest completed its acquisition of Maplesville Bancorp, the parent of Peachtree Bank, and on July 1, 2007 it completed its acquisition of Bank of Chickamauga (collectively “the acquired banks” or “the acquisitions”).  If SouthCrest does not successfully integrate the acquired banks into its business, SouthCrest may not realize the expected benefits from its acquisitions.    SouthCrest may encounter unforeseen expenses, as well as difficulties and complications in integrating the operations of the acquired banks with its overall operations.  SouthCrest expects that it be able to maintain most of the acquired banks’ key customers and personnel and integrate their operating systems and procedures with those of SouthCrest with a minimal amount of costs and diversion of management time and attention.  If SouthCrest is unable to integrate the acquired banks in a timely manner or experiences disruptions with their customer relationships, the anticipated benefits of the acquisitions may not be realized and SouthCrest’s results of operations may be adversely affected.

Index

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

The purchases shown below were made by the SouthCrest Financial Group, Inc. Employee Stock Ownership Plan whose trustees are executive officers of the Company.  The transactions were open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	-	$-	-	-
February 1 - 28	-	$-	-	-
March 1 - 31	-	$-	-	-
April 1 - 30	-	$-	-	-
May 1 - 31	1,422	$22.00	-	-
June 1 - 30	479	$24.00	-	-
July 1 - 31	-	$-	-	-
August 1 - 31	-	$-	-	-
September 1 - 30	6,500	$22.23	-	-

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.
(Registrant)

DATE: November 14, 2007	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: November 14, 2007	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer