Form 10-K
period 2007-12-31
SOUTHCREST FINANCIAL GROUP INC
filed 2008-03-31
CIK 1279756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
 Yes o   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o       Accelerated filer o       Non-accelerated filer o      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2007, was approximately $72,837,000, based on the registrant’s closing sales price as reported on the NASDAQ Over-the-Counter Bulletin Board.  There were  3,931,528 shares of the registrant’s common stock outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2007	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008	Part III

PART I

ITEM 1.	BUSINESS

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

Information About SouthCrest Financial Group, Inc.

Description of Business

SouthCrest Financial Group, Inc. (the “Company” or “SouthCrest”) is a bank holding company headquartered in Fayetteville, Georgia.  SouthCrest was incorporated under the laws of the State of Georgia on August 15, 1996 as Upson Bankshares, Inc. and is registered under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia.  SouthCrest conducts its operations through its wholly owned subsidiaries (collectively the “Banks”), Bank of Upson (“Upson”), The First National Bank of Polk County (“FNB Polk”), Peachtree (“Peachtree”) and Bank of Chickamauga (“Chickamauga”).  The Company was created on September 30, 2004 when Upson Bankshares, Inc. and First Polk Bankshares, Inc. merged and adopted the name SouthCrest Financial Group.

Bank of Upson / Meriwether Bank and Trust / SouthCrest Bank

Bank of Upson was chartered in 1951 under the laws of the State of Georgia.  Upson is headquartered in Thomaston, Upson County, Georgia and operates a total of seven full-service banking locations and seventeen 24-hour ATM sites in Meriwether, Spalding, Fayette and Upson Counties in western Georgia.  In Upson County, Georgia, Upson operates its main office and a full-service branch.  In Meriwether County, Georgia, Upson operates three full-service branches under the trade name "Meriwether Bank & Trust:" the Manchester and Warm Springs branches were purchased in 1999, and the Luthersville branch was purchased in 2002.  In Fayette County, Georgia, Upson has opened two full-service de-novo branches which it operates under the trade name “SouthCrest Bank” – the Fayetteville branch was opened in 2004 and the Tyrone branch was opened in 2007.

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

The First National Bank of Polk County

The First National Bank of Polk County was chartered in 1920 under the laws of the United States.  FNB Polk is headquartered in Cedartown, Polk County, Georgia and operates a total of three full-service banking locations and three ATM sites in Polk County in northwest Georgia.  FNB Polk operates out of its main office in Cedartown, Polk County, Georgia.  In addition to its main office, FNB Polk operates a branch office in Cedartown and another in the Rockmart, also in Polk County.  FNB Polk also operates three ATM machines; one at each of the branches.

FNB Polk is a full service commercial bank that provides community-banking services to the individuals and business in Polk County in northwest Georgia.  FNB Polk performs banking services customary for full service banks of similar size and character.  Such services include making real estate, commercial and consumer loans, providing other banking services such as traveler's checks, and maintaining deposit accounts such as checking, money market, consumer certificates of deposit and IRA accounts.

Peachtree Bank

Peachtree Bank was chartered in 1919 under the laws of the State of Alabama.  Peachtree is headquartered in Maplesville, Chilton County, Alabama and operates a total of two full-service banking locations in central Alabama.  On October 31, 2006, Peachtree became a wholly-owned subsidiary of the Company as a result of the merger of Maplesville Bancorp, Peachtree’s holding company, with SouthCrest.  Peachtree maintains its main office in Maplesville, Alabama and operates a branch office in Clanton, Alabama. Peachtree is a full-service community bank providing banking services in its primary trade area of Chilton County, Alabama. Such services include making real estate, commercial and consumer loans, as well as providing deposit accounts such as checking, money market, consumer certificates of deposit and IRA accounts.

Bank of Chickamauga

Bank of Chickamauga was chartered in 1910 under the laws of the State of Georgia.  Chickamauga is headquartered in Chickamauga, Walker County, Georgia and operates a total of two full-service banking locations in north Georgia.  On July 1, 2007, Chickamauga became a wholly-owned subsidiary of the Company as a result of a share exchange between Chickamauga and SouthCrest.  Chickamauga maintains its main office and an additional branch office in Chickamauga, Georgia.  Chickamauga is a full-service community bank providing banking services in its primary trade area of Walker County, Georgia, which falls within the Chattanooga, Tennessee, MSA.  Such services include making real estate, commercial and consumer loans, as well as providing deposit accounts such as checking, money market, consumer certificates of deposit and IRA accounts.

Business Activities of the Company

Deposit Services.  Deposits are a key component of the Banks’ business, serving as a source of funding for lending as well as for increasing customer account relationships.  The Banks offer a variety of deposit services, including non-interest bearing checking accounts, interest bearing checking accounts, money market accounts, savings accounts, and time deposits of maturities ranging from three months to five years.  The primary sources of deposits for the Banks are businesses and individuals in their primary market areas.

Lending Services.  The Banks’ lending business consists primarily of making consumer loans to individuals, commercial loans to small and medium-sized businesses and professional organizations, and secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition and improvement of personal residences.

Investment Services.  The Company provides investment services through its partnership with a full-service brokerage firm, and offering its customers brokerage services for stocks, bonds, mutual funds, IRA's, 529 plans, retirement plans, certificates of deposit, and insurance products.  The customer base for this service consists of individual investors, small businesses, and non-profit organizations.  This service is offered at the Bank of Upson through its division operating under the trade name “SouthCrest Investments” which was created in 1999 and has been in full service since 2001.  In 2005 FNB Polk began offering this service to its customers under the trade name “SouthCrest Investment Services.”

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

We currently conduct business principally through the Banks’ fourteen branches in their market areas of Fayette, Meriwether, Polk, Upson and Walker Counties, Georgia and Chilton County, Alabama.  Based upon data available on the FDIC website as of June 30, 2007, SouthCrest’s total deposits ranked 1st among financial institutions in our market area, representing approximately 13.4% of the total deposits in our market area.  The table below shows our deposit market share collectively and by each Bank in the counties we serve according to data from the FDIC website as of June 30, 2007.  Subsequent to June 30, 2007, Upson opened a second branch in Fayette County that is not reflected in the table below.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Upson
Fayette County	1	$7	$1,855	16	0.4%
Meriwether County	3	83	221	1	37.7%
Upson County	2	160	361	1	44.2%
Upson Total	6	250	2,437	4	10.3%

FNB Polk
Polk County	3	144	416	1	34.7%
FNB Polk Total	3	144	416	1	34.7%

Chickamauga
Walker County	2	50	459	5	10.9%
Chickamauga Total	2	50	459	5	10.9%

Georgia Total	11	444	3,312	1	13.4%

Peachtree
Chilton County	2	54	406	4	13.4%
Peachtree Total	2	54	406	4	13.4%

Alabama Total	2	54	406	4	13.4%

SouthCrest	13	$498	$3,718	1	13.4%

Employees.  As of December 31, 2007, the Company and the Banks had a total of 227 full-time equivalent employees.  Certain executive officers of the Banks also serve as officers of SouthCrest Financial Group, Inc.  We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

SUPERVISION AND REGULATION

Both the Company and the Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws are generally intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and a subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations.  We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

SouthCrest Financial Group, Inc.

Since the Company owns all of the capital stock of Upson, FNB Polk, Peachtree and Chickamauga, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.  As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of our operations.

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

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of

Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years.  Because Upson, FNB Polk and Chickamauga have been chartered more than three years, this limitation under Georgia law would not affect SouthCrest’s ability to sell Upson, FNB Polk or Chickamauga.  Similarly, Alabama law prohibits the acquisition of Alabama state banks that have been chartered for less than five years.  However, since Peachtree has been chartered for more than five years, this law does not apply to sales of Peachtree.

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

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

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

Since Upson and Chickamauga are commercial banks chartered under the laws of the State of Georgia, they are primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance.  The FDIC and Georgia Department of Banking and Finance regularly examine each of Upson’s and Chickamauga’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Branching.  Under current Georgia law, each of Upson and Chickamauga may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance.  In addition, with prior regulatory approval, each of Upson and Chickamauga may acquire branches of existing banks located in Georgia.  National Banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located.  Therefore, FNB Polk may open branch offices or acquire branches of existing banks located in Georgia with the approval of the Office of the Comptroller of the Currency.  Similarly, under current Alabama law, Peachtree may open branch offices throughout Alabama, or acquire branches of existing banks located in Alabama, with the prior approval of the Alabama State Banking Department.  The Banks and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws.  Both Georgia and Alabama law, with limited exceptions, currently permit branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Currently, Alabama has opted in to this provision, while Georgia has not.  Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia.  This provides a limited barrier of entry into the Georgia banking markets, which protects us from an important segment of potential competition.  However, because Georgia has elected not to opt-in, Upson, FNB Polk and Chickamauga’s ability to establish a new start-up branch in another state may be limited.  Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in.  Consequently, until Georgia changes its election, the only way Upson, FNB Polk or Chickamauga will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.
Because Alabama has elected to opt-in on a reciprocal basis, any out-of-state bank may establish a new start-up branch in Alabama so long as that state’s banking law would also allow Alabama banks to establish start-up branches in that state.  Similarly, Peachtree may establish a new start-up branch in any state that has elected to opt-in on a reciprocal basis.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2007, the Banks qualified for the well-capitalized category.

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

Capital Adequacy

The Company and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, the FDIC, in the case of Upson, Peachtree and Chickamauga, and the Office of the Comptroller of the Currency, in the case of FNB Polk.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  The Banks are also subject to risk-based and leverage capital requirements adopted by their respective federal agency, both of which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

See Note 14 in the “Notes to Consolidated Financial Statements” for the capital ratios of SouthCrest, Upson, FNB Polk, Peachtree and Chickamauga.

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

The Georgia Department of Banking and Finance also regulates each of Upson’s and Chickamauga’s dividend payments and must approve dividend payments by either bank that would exceed 50% of their respective net incomes for the prior year.  Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

The payment of dividends by the Company and the Banks may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2007, the Banks could each pay cash dividends without prior regulatory approval, subject to the limitations described herein.

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

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.
In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on six occasions to reduce interest rates by a total of 300 basis points since September 2007, which likely will reduce our net interest income during the first half of 2008 and the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.

As of December 31, 2007, approximately 82% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

Most of our loans are concentrated in our primary market area.  Consequently, a decline in local economic conditions may have a proportionally greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

Our success is, and is expected to remain, highly dependent on our Chairman, Daniel Brinks, and President and CEO, Larry Kuglar.   This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.  In addition, loss of key loan officers can also adversely affect our loan growth, which may adversely impact future profitability.

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.  Presently 35 banks serve our market area with a total of 99 branches.

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

Our directors and executive officers, as a group, beneficially owned approximately 23% of our fully diluted outstanding common stock as of December 31, 2007.  As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Risks Related to our Industry

Current trends in the mortgage loan markets may adversely affect our credit quality and profitability.

Since the beginning of 2007, the market has seen several subprime lenders and hedge funds that had invested in loans supported by real estate collateral declare bankruptcy and discontinue operations, while other lenders have continued to put in place more stringent underwriting criteria.  Recent losses on mortgage-backed investment securities recorded by some larger financial institutions have resulted in reduced valuations, demand and liquidity for these securities.

These challenges have affected the mortgage loan marketplace by increasing the borrower’s cost of funds for loans supported by real estate.  More stringent loan underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace, and this continues to reduce the number of properties sold and refinanced.  The number of residential properties on the market has continued to increase, and in certain markets, including our own, there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons in valuing real estate collateral.  This affects the ability of some borrowers, particularly those in construction and development, to sell the properties securing their loans, which in turn makes it difficult for them to make the scheduled repayments on those loans.  The impact of the described changes in the economy as a whole, and the real estate marketplace specifically, has had a negative effect on our ability to grow our loan levels and on the values of the collateral underlying our loans.  These changes could limit growth in interest income and could also cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties that have already been foreclosed.  The potential impact on the Company will depend on the duration and depth of the real estate market downturn, which will also be affected by the financial market’s response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

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
ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

SouthCrest maintains its executive offices in leased office space at 600 North Glynn Street, Suite B, Fayetteville, Georgia.

Bank of Upson's main banking office is located at 108 South Church Street, Thomaston, Georgia  30286.  In 2005, Upson began rebuilding this facility, enlarging it from approximately 16,000 square feet to 26,000 square feet.  This project was completed in 2007.  Bank of Upson's operations center is located at 210A West Main Street, Thomaston, Georgia  30286.  In 2007, Bank of Upson began building a new operations center in Thomaston, Georgia.  Bank of Upson also owns banking offices at the following locations:  (i) 943 North Church Street, Thomaston, Georgia  30286, (ii) 406 West Main Street, Manchester, Georgia  31816, (iii) 121 Broad Street, Warm Springs, Georgia 31830, and (iv) 14 North Main Street, Luthersville, Georgia  30251.  Bank of Upson leases two branches in Fayette County, Georgia, at 600 North Glynn Street, Fayetteville, Georgia  30214, and 105 St. Stephens Court, Suite A,  Tyrone, Georgia 30290.  Bank of Upson’s offices in Manchester, Warm Springs, and Luthersville, Georgia are located within Meriwether County, Georgia and do business as Meriwether Bank & Trust.  The offices in Fayetteville and Tyrone, Georgia are located in Fayette County and do business as SouthCrest Bank.  Bank of Upson owns 17 ATMs, which are located within Upson, Fayette, and Meriwether Counties.

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

Bank of Chickamauga’s main office is at 201 Gordon Street, Chickamauga, Georgia.  The main office was built in 1910 and occupies 12,000 square feet.  Chickamauga also owns and operates a full service branch located at 112 Lafayette Road, Chickamauga, Georgia.  This branch was established in 1974 and occupies 2,300 square feet.

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of shareholders of SouthCrest Financial Group, Inc., through the solicitation of proxies or otherwise.

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

	2007		2006
	High	Low	High	Low

First Quarter	$24.80	$23.02	$24.00	$21.50
Second Quarter	$25.50	$23.00	$24.50	$23.50
Third Quarter	$23.50	$21.40	$26.00	$22.20
Fourth Quarter	$22.00	$19.50	$25.50	$22.80

On March 31, 2008, the Company had approximately 565 shareholders of record of our common stock.

The Company generally declares a dividend on the first business day of each quarter, to be paid on the last business day of that month, with the record date normally being two weeks prior to the payment date.  The table below shows the quarterly dividends paid during 2007 and 2006.

	2007	2006
First Quarter	$0.130	$0.125
Second Quarter	0.130	0.125
Third Quarter	0.130	0.125
Fourth Quarter	0.130	0.125

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

The table below sets forth information regarding purchases of the Company’s common stock by the Company and the Company’s Employee Stock Ownership Plan whose trustees are executive officers of the Company.  All shares were purchased in open market transactions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	-	$-	-	-
November 2007	36,680	$21.91	-	-
December 2007	-	$-	-	-
Total	36,680	$21.91	-	-

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The response to this item is included in the section of the same title contained in the Company's 2007 Annual Report to Shareholders and is incorporated herein by reference.  See Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 8.	FINANCIAL STATEMENTS

The response to this item is included in the section of the same title contained in the Company's 2007 Annual Report to Shareholders and is incorporated herein by reference.  See Exhibit 13.2.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that SouthCrest Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008 under the headings “Proposal One: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008 under the headings “Proposal One: Election of Directors – Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008 under the heading “Management Stock Ownership” and is incorporated herein by reference.

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the 2005 Stock Incentive Plan as of December 31, 2007.  The 2005 Stock Incentive Plan was approved by the Shareholders on May 12, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	191,400	$23.44	357,600

Equity compensation plans not approved by security holders	--	--	--

Total	191,400	$23.44	357,600

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008 under the headings “Proposal One: Election of Directors – Director Independence” and “Related Party Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008 under the heading “Audit Committee Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Exhibit
3.1	Articles of Incorporation[1]
3.2	Amended and Restated Bylaws [1]
3.3	Amendment to Bylaws [2]
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson [1]
10.2	Agreement and Plan of Share Exchange with Bank of Chickamauga [3]
10.3*	Employment Agreement with Daniel W. Brinks [4]
10.4*	Salary Continuation Agreement with Daniel W. Brinks [5]
10.5*	Joint Beneficiary Designation Agreement with Daniel W. Brinks [5]
10.6*	Employment Agreement with Larry T. Kuglar [6]
10.7*	Salary Continuation Agreement with Larry T. Kuglar [5]
10.8*	Joint Beneficiary Designation Agreement with Larry T. Kuglar [5]
10.9*	Employment Agreement with Douglas J. Hertha [6]
10.10*	Salary Continuation Agreement with Douglas J. Hertha [5]
10.11*	Joint Beneficiary Designation Agreement with Douglas J. Hertha [5]
10.12*	Employment Agreement with Harvey N. Clapp [7]
10.13*	Executive Salary Continuation Agreement with Harvey N. Clapp [7]
10.14*	Employment Agreement with Trae Dorough
10.15*	Salary Continuation Agreement with Trae Dorough
10.16*	Joint Beneficiary Designation Agreement with Trae Dorough
10.17*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [8]
10.18*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
10.19*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2007 Annual Report to Shareholders – Management’s Discussion and Analysis

*	Indicates a compensatory plan or contract.
[1]	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.
[2]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[3]	Incorporated by reference to the Current Report on Form 8-K dated February 23, 2007.
[4]	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004.
[5]	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.
[6]	Incorporated by reference to the Current Report on Form 8-K dated February 15, 2005.
[7]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[8]	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Number	Exhibit
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2007 Annual Report to Shareholders – Consolidated Financial Statements
21.1	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.

By:	/s/ Larry T. Kuglar
Larry T. Kuglar
Chief Executive Officer

Date:	March 31, 2008

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

Signature	Title	Date

/s/ Daniel W. Brinks	Chairman and Chief Operating	March 31, 2008
Daniel W. Brinks	Officer

/s/ Larry T. Kuglar	Director, President and Chief	March 31, 2008
Larry T. Kuglar	Executive Officer (Principal Executive Officer)

/s/ Douglas J. Hertha	Senior Vice President and	March 31, 2008
Douglas J. Hertha	Chief Financial Officer (Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Richard T. Bridges	Director	March 31, 2008
Richard T. Bridges

/s/ Harvey N. Clapp	Director	March 31, 2008
Harvey N. Clapp

/s/ Joan B. Cravey	Director	March 31, 2008
Joan B. Cravey

/s/ Zack D. Cravey, Jr..	Director	March 31, 2008
Zack D. Cravey, Jr

/s/ Dr. Warren Patrick	Director	March 31, 2008
Dr. Warren Patrick

/s/ Michael D. McRae	Director	March 31, 2008
Michael D. McRae

/s/ Harold W. Wyatt, Jr.	Director	March 31, 2008
Harold W. Wyatt, Jr.

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation [1]
3.2	Amended and Restated Bylaws [1]
3.3	Amendment to Bylaws [2]
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson [1]
10.2	Agreement and Plan of Share Exchange with Bank of Chickamauga [3]
10.3*	Employment Agreement with Daniel W. Brinks [4]
10.4*	Salary Continuation Agreement with Daniel W. Brinks [5]
10.5*	Joint Beneficiary Designation Agreement with Daniel W. Brinks [5]
10.6*	Employment Agreement with Larry T. Kuglar [6]
10.7*	Salary Continuation Agreement with Larry T. Kuglar [5]
10.8*	Joint Beneficiary Designation Agreement with Larry T. Kuglar [5]
10.9*	Employment Agreement with Douglas J. Hertha [6]
10.10*	Salary Continuation Agreement with Douglas J. Hertha [5]
10.11*	Joint Beneficiary Designation Agreement with Douglas J. Hertha [5]
10.12*	Employment Agreement with Harvey N. Clapp [7]
10.13*	Executive Salary Continuation Agreement with Harvey N. Clapp [7]
10.14*	Employment Agreement with Trae Dorough
10.15*	Salary Continuation Agreement with Trae Dorough
10.16*	Joint Beneficiary Designation Agreement with Trae Dorough
10.17*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [8]
10.18*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
10.19*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2007 Annual Report to Shareholders – Management’s Discussion and Analysis

*	Indicates a compensatory plan or contract.
[1]	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.
[2]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[3]	Incorporated by reference to the Current Report on Form 8-K dated February 23, 2007.
[4]	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004.
[5]	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.
[6]	Incorporated by reference to the Current Report on Form 8-K dated February 15, 2005.
[7]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[8]	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

13.2	Excerpts from the SouthCrest Financial Group, Inc. 2007 Annual Report to Shareholders – Consolidated Financial Statements
21.1	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002