Form 10-Q
period 2008-03-31
SOUTHCREST FINANCIAL GROUP INC
filed 2008-05-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2008: 3,931,328.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Unaudited)
(In thousands, except share and per share data)

Assets	March 31, 2008	December 31, 2007*
Cash and due from banks	$15,528	$16,060
Interest-bearing deposits at other financial institutions	10,511	10,637
Federal funds sold	16,579	9,316
Securities available for sale	91,889	79,208
Securities held to maturity (fair value $47,990 and $58,632)	47,587	58,885
Restricted equity securities, at cost	1,863	2,008
Loans held for sale	895	229
Loans, net of unearned income	377,295	373,825
Less allowance for loan losses	5,296	4,952
Loans, net	371,999	368,873
Bank-owned life insurance	16,483	16,302
Premises and equipment, net	18,852	18,093
Goodwill	14,255	14,255
Intangible assets, net	4,574	4,792
Other assets	7,450	7,351
Total assets	$618,465	$606,009

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$81,464	$80,685
Interest-bearing	445,744	433,246
Total deposits	527,208	513,931
Short-term borrowed funds	-	3,055
Long-term borrowed funds	6,555	6,555
Other liabilities	11,067	9,656
Total liabilities	544,830	533,197

Commitments and contingencies

Redeemable common stock held by ESOP	861	1,091

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,931,528 issued	3,932	3,932
Additional paid-in capital	49,734	49,707
Retained earnings	18,512	17,881
Unearned compensation - ESOP	(349)	(349)
Accumulated other comprehensive income	945	550
Total stockholders' equity	72,774	71,721
Total liabilities, redeemable common stock, and stockholders' equity	$618,465	$606,009

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except share and per share data)

	2008	2007
Interest income:
Loans	$7,371	$6,829
Securities - taxable	1,394	1,317
Securities - nontaxable	229	178
Federal funds sold	136	148
Interest-bearing deposits at other banks	124	83
Total interest income	9,254	8,555

Interest expense:
Deposits	3,582	3,091
Other borrowings	134	96
Total interest expense	3,716	3,187

Net interest income	5,538	5,368
Provision for loan losses	355	149
Net interest income after provision for loan losses	5,183	5,219

Other income:
Service charges on deposit accounts	957	815
Other service charges and fees	395	296
Net gain on sale of loans	113	104
Net gain on sale and call of securities	90	-
Income on bank-owned life insurance	181	127
Other operating income	185	137
Total other income	1,921	1,479

Other expenses:
Salaries and employee benefits	2,840	2,415
Equipment and occupancy expenses	594	467
Amortization of intangibles	268	244
Other operating expenses	1,430	1,231
Total other expenses	5,132	4,357

Income before income taxes	1,972	2,341
Income tax expense	567	736
Net income	$1,405	$1,605

Basic and diluted earnings per share	$0.36	$0.41
Dividends per share	$0.130	$0.130
Average shares outstanding - basic and diluted	3,915,648	3,952,328

See Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Comprehensive Income
For The Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Net income	$1,405	$1,605

Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $242 and $65	395	105

Comprehensive income	$1,800	$1,710

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2008
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders'
	Shares	Par	Capital	Earnings	Income	(ESOP)	Equity

Balance, December 31, 2007	3,931,528	$3,932	$49,707	$17,881	$550	$(349)	$71,721
Net income	-	-	-	1,405	-	-	1,405
Adjustment resulting from adoption of EITF Issue 06-4	-	-	-	(493)	-	-	(493)
Cash dividends declared, $.13 per share	-	-	-	(511)	-	-	(511)
Stock-based compensation	-	-	27	-	-	-	27
Adjustment for shares owned by ESOP	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	395	-	395
Balance, March 31, 2008	3,931,528	$3,932	$49,734	$18,512	$945	$(349)	$72,774

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$1,405	$1,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	298	244
Amortization of intangibles	268	244
Other amortization	(14)	(11)
Provision for loan losses	355	149
Stock compensation expense	27	27
Deferred income taxes	35	(85)
Income on bank-owned life insurance	(181)	(127)
Gain on sales and calls of investment securities	(90)	-
(Increase) decrease in interest receivable	(397)	30
Increase in income taxes payable	188	884
Increase (decrease) in interest payable	217	(6)
Net gain on sale of loans	(113)	(104)
Originations of mortgage loans held for sale	(9,064)	(3,072)
Proceeds from sales of mortgage loans held for sale	8,461	3,269
(Increase) decrease in other assets	767	(547)
Increase in other liabilities	513	97
Net cash provided by operating activities	2,675	2,597
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	11,335	1,494
Purchases of securities available for sale	(21,873)	(7,609)
Proceeds from maturities of securities available for sale	9,904	2,955
Proceeds from sales of securities available for sale	-	1,003
Proceeds from redemption of restricted equity securities	145	48
Net (increase) decrease in interest-bearing deposits in banks	126	(169)
Net (increase) decrease in federal funds sold	(7,263)	1,606
Net (increase) decrease in loans	(4,188)	2,753
Purchase of premises and equipment	(1,057)	(661)
Proceeds from sale of other real estate owned	-	105
Net cash provided by (used in) investing activities	(12,871)	1,525
FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,230	(8,886)
Repayments of short-term borrowed funds	(3,055)	(55)
Net increase in federal funds purchased	-	2,910
Dividends paid	(511)	(513)
Net cash provided by (used in) financing activities	9,664	(6,544)
Net increase (decrease) in cash and due from banks	(532)	(2,422)
Cash and due from banks at beginning of year	16,060	16,926
Cash and due from banks at end of period	$15,528	$14,504

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,933	$3,193
Income taxes	-	-

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$743	$137
Increase in mortgage servicing rights	50	69
Increase (decrease) in redeemable common stock held by ESOP	(230)	22
Unrealized gain (loss) on securities available for sale, net	637	105

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”), The First National Bank of Polk County (“FNB Polk”), Peachtree Bank (“Peachtree”), and Bank of Chickamauga (“Chickamauga”).  All of the subsidiary banks (collectively, the “Banks”) are commercial banks that provide a full range of banking services within their primary market areas.  Upson is headquartered in Thomaston, Upson County, Georgia with seven branches located in Thomaston, Fayetteville, Tyrone Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties.  FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia.  FNB Polk primarily serves the market area of Polk County.  Peachtree is headquartered in Maplesville, Chilton County, Alabama with one branch in Maplesville and another in Clanton, Alabama.  Chickamauga is headquartered in Chickamauga, Walker County, Georgia where it maintains two branches.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

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

At March 31, 2008 and 2007, the Company had 191,400 and 183,500 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three month periods ended March 31, 2008 and 2007, these options were nondilutive. The Company’s ESOP has a loan from the holding company secured by 15,880 shares of Company stock which have not been allocated to participant accounts and are therefore not considered outstanding for purposes of computing earnings per share.  The weighted average number of shares outstanding for purposes of computing earnings per share was 3,915,648 and 3,952,328 for the three month periods ended March 31, 2008 and 2007.

Index

NOTE 3 — LOANS RECEIVABLE

The composition of loans at March 31, 2008 and December 31, 2007 is summarized as follows:
(Dollars in thousands)	March 31, 2008	December 31, 2007
Commercial, financial, and agricultural	$22,331	$22,595
Real estate – construction	71,247	66,069
Real estate – mortgage	240,360	241,316
Consumer	37,664	38,834
Other	5,820	5,162
	377,422	373,976
Unearned income	(127)	(151)
Allowance for loan losses	(5,296)	(4,952)
Loans, net	$371,999	$368,873

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	March 31, 2008	March 31, 2007
Balance, beginning of year	$4,952	$4,480
Provision for loan losses	355	149
Loans charged off	(189)	(158)
Recoveries of loans previously charged off	178	196
Balance, end of period	$5,296	$4,667

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	7,248	1,633
Total impaired loans	$7,248	$1,633
Valuation allowance related to impaired loans	$273	$245
Average investment in impaired loans	$1,947	$507

There were $7,248,000 and $1,633,000 loans on nonaccrual status at March 31, 2008 and December 31, 2007.  Loans of $416,000 and $247,000 were past due ninety days or more and still accruing interest at March 31, 2008 and December 31, 2007, respectively.

(Dollars in thousands)	March 31, 2008	December 31, 2007
Nonaccrual loans	$7,248	$1,633
Loans past due 90 days or more and still accruing	$416	$247
Loans restructured under troubled debt	$-	$-

The Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since the dates the loans were originated and for which it was probable, at acquisition, that all contractually required payments would not be collected.  Under the provisions of Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”), at the acquisition date these loans were recorded at a carrying value of $376,000, which was net of a nonaccretable adjustment of $183,000.  At March 31, 2008,  the carrying value for these loans had been reduced to $285,000 as a result of cash payments by the borrowers, chargeoff, or repossession.

Index

NOTE 4 — DEPOSITS

At March 31, 2008 and December 31, 2007, deposits were as follows:

(Dollars In Thousands)	March 31, 2008	December 31, 2007

Noninterest bearing deposits	$81,464	$80,685
Interest checking	87,418	83,742
Money market	61,216	55,687
Savings	44,569	41,997
Certificates of deposit	252,541	251,820
	$527,208	$513,931

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. In adopting EITF Issue 06-4, the Company recorded a liability of $493,000 as of January 1, 2008 with a corresponding offset against retained earnings, and in the three months ended March 31, 2008 recorded compensation expense of approximately $25,000 relating to these obligations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.  SFAS No. 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period.  The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings.  The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on the financial condition, results of operations, or liquidity.   The Company did not elect fair value for any assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At March 31, 2008, the Company had no acquired deferred income tax valuation allowances and income tax contingencies.  Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, which expressed the staff’s view that, consistent with FASB Statement No. 156, Accounting for Servicing of Financial Assets, and FASB Statement No. 159, The Fair Value Option of Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 is effective for all written loan commitments recorded at fair value that are entered into, or substantially modified, in fiscal quarters beginning after December 15, 2007.  The staff expects registrants to apply the views of SAB No. 109 on a prospective basis.  The effect of adoption during the first quarter of 2008 did not have a material impact on the Company’s results of operations.

Index

NOTE 6 -- FAIR VALUE

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments would typically involve application of lower of cost or market accounting or write-downs of individual assets

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets;
Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale and securities held to maturity are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets such as some common stock not traded on a national exchange.    Securities held to maturity are valued at quoted market prices or dealer quotes, similar to securities available for sale.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

Loans Held for Sale

Loans held for sale, consisting of mortgages to be sold in the secondary market, are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is nonrecurring Level 2.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Index

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Fair Value March 31,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$91,889	$31	$91,578	$280
Impaired loans	6,975	-	-	6,975

There were no gains or losses for the three months ended March 31, 2008 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at March 31, 2008.

For those securities available for sale and impaired loans with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to March 31, 2008:

Investment Securities Available For Sale

Beginning balance, January 1, 2008	$280
Total gains (losses) realized or unrealized
Included in earnings	-
Included in other comprehensive income	-
Transfers in (out) of Level 3	-
Ending balance, March 31, 2008	$280

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2007 included in our Form 10-K (Registration No. 000-51287).   Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values.  Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, stock compensation, intangible assets, and acquisition purchase accounting adjustments.  Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments.  Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors.  The fair values of financial instruments are subject to change as influenced by market conditions.

Index

Financial Condition

During the three months ended March 31, 2008, our total assets increased $12.5 million to $618.5 million at March 31, 2008.  During this period, total loans increased $3.5 million, or 0.9%, while loans held for sale increased $666,000.  Securities available for sale increased $12.7 million due primarily to purchases made during the quarter while securities held to maturity decreased $11.3 million due to maturities.  Federal funds sold increased $7.3 million.

During the year to date period ended March 31, 2008, deposits increased $13.3 million or 2.6%.  Changes in deposits are summarized below:

(Dollars In Thousands)	March 31, 2008	December 31, 2007	Change

Noninterest bearing deposits	$81,464	$80,685	$779
Interest checking	87,418	83,742	3,676
Money market	61,216	55,687	5,529
Savings	44,569	41,997	2,572
Certificates of deposit	252,541	251,820	721
	$527,208	$513,931	$13,277

Since December 31, 2007, short-term borrowed funds declined $3.1 million due to maturities of Federal Home Loan Bank advances during the quarter.  At March 31, 2008 we had not purchased any federal funds.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates.

Our total stockholders’ equity has increased by $1.1 million since December 31, 2007, primarily due to net income for the period, net of dividends paid to shareholders.  In addition, the Company experienced a $395,000 increase in the unrealized gain on securities available for sale, net of deferred taxes.   These increases were offset by dividends paid during the quarter of $511,000 and a $493,000 adjustment to beginning retained earnings related to the implementation of EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of March 31, 2008 and December 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commercial, financial, and agricultural	$22,331	$22,595
Real estate – construction	71,247	66,069
Real estate – mortgage	240,360	241,316
Consumer	37,664	38,834
Other	5,820	5,162
	377,422	373,976
Unearned income	(127)	(151)
Allowance for loan losses	(5,296)	(4,952)
Loans, net	$371,999	$368,873

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due, potential problem loans,  and restructured loans in the Banks’ loan portfolios as of March 31, 2008 and December 31, 2007:

(Dollars in thousands)	March 31,2008	December 31, 2007
Nonaccrual loans	$7,248	$1,633
Loans past due 90 days or more and still accruing	$416	$247
Loans restructured under troubled debt	$-	$-

Index

Nonaccrual loans increased $5,615,000 during the quarter ended March 31, 2008 increasing from $1,633,000 to $7,248,000.  Nonaccrual loans at March 31, 2008 include a $5.7 million residential real estate development loan and $1,007,000 in loans secured by first mortgage loans on single family dwellings, the largest of which was $42,000.  The Company believes that there is limited risk of loss for the nonaccrual loans secured by single family dwellings.  The residential development loan is secured by 96 developed and 24 partially developed lots in a golf course development.  In total, the Company has recorded a valuation allowance of $273,000 related to nonaccrual loans at March 31, 2008.

In addition to the above, the Company had at March 31, 2008 $10,508,000 in potential problem loans.  Potential  problem loans are loans as to which  information  about the borrowers'  possible  credit  problems causes  management  to have serious  doubts  about their  ability to comply with current repayment terms

Information regarding impaired loans as of March 31, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	7,248	1,633
Total impaired loans	$7,248	$1,633
Valuation allowance related to impaired loans	$273	$245
Average investment in impaired loans	$1,947	$507

In addition to the above, the Company had at March 31, 2008 $10,508,000 in potential problem loans.  Potential  problem loans are loans which are currently performing but as to which  information  about the borrowers'  possible  credit  problems causes  management  to have doubts  about their  ability to comply with current repayment terms.  Management has downgraded these loans and closely monitors their continued performance.  The following is a summary of our potential problem loans at March 31, 2008:

(Dollars in thousands)
Construction and development loans	$1,811
First mortgage	5,704
Second mortgage and home equity line of credit	297
Nonresidential mortgage	2,052
Commercial	140
Consumer	412

Total	$10,416

Construction and development loans consist of six loans, the largest of which is a $1,470,000 loan secured by 74 lots in a townhome development.  First mortgage loans are composed of 72 loans, the largest of which is $250,000.  There are 16 loans whose balance is greater than $100,000, which account for $2,661,000 of the total.   Loans secured by nonresidential real estate are composed of 16 loans, the largest of which represents 2 loans to one borrower totaling $1,088,000.

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended March 31, 2008 and 2007:

Index

Analysis of Allowance for Loan Losses
For The Three Months Ended March 31
(Dollars in thousands)	Three Months
	2008	2007

Balance at beginning of period	$4,952	$4,480
Chargeoffs
Commercial loans	7	20
Real estate - construction	22	-
Real estate - mortgage	28	-
Consumer	99	104
Other	33	34
Total Chargeoffs	189	158

Recoveries
Commercial loans	5	4
Real estate - construction	24	-
Real estate - mortgage	16	4
Consumer	103	156
Other	30	32
Total recoveries	178	196

Net (chargeoffs) recoveries	(11)	38
Additions charged to operations	355	149
Balance at end of period	$5,296	$4,667
Annualized ratio of net chargeoffs (recoveries) to average loans outstanding	0.01%	(0.05)%

Allowance for Loan Losses.  The allowance for loan losses as of March 31, 2008 was $5,296,000 compared to $4,952,000 at December 31, 2007 and $4,667,000 at March 31, 2007.   As a percentage of gross loans, the allowance for loan losses was 1.40% at March 31, 2008 compared to 1.32% as of December 31, 2007 and 1.40% at March 31, 2007. The provision for loan losses during the three-month period ended March 31, 2008 of $355,000 was the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three Months Ended March 31, 2008 and 2007

Net income for the three-month period ended March 31, 2008 amounted to $1,405,000, or $0.36 basic and diluted earnings per share, compared to net income of $1,605,000 or $0.41 basic and diluted earnings per share for the same three-month period in 2007, a decrease of $200,000, or 12.5%.  Results of operations for Bank of Chickamauga were not included in 2007 net income as the Company’s acquisition of Chickamauga did not take place until July 1, 2007.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Index

Net interest income for the three months ended March 31, 2008 increased $170,000 or 3.25% over the same period in 2007.  The increase in net interest income is primarily driven by a $60.4 million increase in the average balances in earning assets.  This growth accounted for an increase in net interest income of $477,000 and is primarily the result of the acquisitions of Chickamauga.  Offsetting the increase in net interest income attributable to the growth in the balance sheet was a $307,000 reduction in net interest income attributable to changes in the general level of interest rates.  Beginning in August 2007, the Federal Reserve has announced several reductions in the discount rate, with the result being that the average discount rate for the period ending March 31, 2008 was approximately 250 basis points lower than the same period in 2007.  These reductions have contributed to a reduction in the average yield on earning assets from 7.21% during the period ending March 31, 2007 to 6.87% in the same period in 2008.  During the same period, the average cost of funds declined from 3.37% in 2007 to 3.31% in 2008.  The net yield on earning assets declined 41 basis points from 4.52% for the period ended March 31, 2007 to 4.11% for the current year period.  The net interest spread decreased from 3.84% in 2007 to 3.56% in 2008.

Total interest income increased $699,000 to $9,254,000 for the quarter ended March 31, 2008.  Interest income earned on loans increased $542,000.  Of this increase, $862,000 relates to a $40.1 million growth in the average balance of loans.  Offsetting this increase was a $320,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 8.32% to 7.93%.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.

Interest expense increased $529,000 to $3,716,000 for the quarter ended March 31, 2008.  The main component of the increase in interest expense was a $409,000 increase in interest paid on certificates of deposits.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  The average rate on certificates of deposits typically lag the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

Excluding the impact of Chickamauga, net interest income would have declined $398,000 or 7.4%.

The following presents, for the three month periods ended March 31, 2008 and 2007, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended March 31,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$373,739	$332,926	7.93%	8.32%	$7,371	$6,829	$542	$(320)	$862
Taxable securities	114,354	114,659	4.90%	4.66%	1,394	1,317	77	80	(3)
Nontaxable securities	23,775	18,274	3.87%	3.95%	229	178	51	(4)	55
Federal funds sold	17,990	10,541	3.04%	5.69%	136	148	(12)	(89)	77
Interest bearing deposits in banks	11,846	4,910	4.21%	6.86%	124	83	41	(43)	84
Total earning assets	541,704	481,310	6.87%	7.21%	9,254	8,555	699	(376)	1,075
Cash and due from banks	14,987	13,688
Allowance for loan losses	(5,022)	(4,584)
Other assets	60,728	48,072
Total	$612,397	$538,486

Liabilities and Equity
Interest bearing demand (2)	$145,752	$126,881	1.71%	1.77%	$620	$555	$65	$(19)	$84
Savings	43,331	36,045	0.75%	0.72%	81	64	17	3	14
Certificates of deposit	252,674	213,928	4.59%	4.69%	2,881	2,472	409	(52)	461
Total interest bearing deposits	441,757	376,854	3.26%	3.33%	3,582	3,091	491	(68)	559
Borrowed funds	9,498	6,785	5.67%	5.74%	134	96	38	(1)	39
Total interest bearing liabilities	451,255	383,639	3.31%	3.37%	3,716	3,187	529	(69)	598
Noninterest bearing demand deposits	77,653	78,564
Other liabilities	10,472	7,503
Redeemable common stock held by ESOP	951	940
Shareholders' equity	72,066	67,840
Total	$612,397	$538,486
Net interest income					$5,538	$5,368	$170	$(307)	$477
Net interest yield on earning assets			4.11%	4.52%
Net interest spread			3.56%	3.84%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts

Other Income. Total other income for the three-month period ended March 31, 2008 amounted to $1,921,000, compared to $1,479,000 for the same period in 2007, an increase of $441,000.  The addition of Chickamauga accounted for $195,000 of this increase.

Service charges (including NSF and overdraft charges) on deposit accounts increased $142,000 or 17.4%.  These fees were 2.34% of interest-bearing and non-interest bearing checking accounts in 2008 compared to 2.25% in 2007.  For the three month periods ended March 31, 2008, other service charges and fees increased $99,000, or $56,000 exclusive of acquisitions, and results primarily from a $26,000 increase in debit card fees and a $14,000 increase in ATM fee income.

Index

For the three months ended March 31, 2008, gain on sale of loans was $113,000 compared to $104,000 in 2007 due to increased volume of loans sold.  Included in the gain on sale of loans are mortgage servicing rights of $50,000 and $69,000 for the three month periods ended March 31, 2008 and 2007, respectively.  The following presents the activity in the Company’s mortgage servicing rights in 2008 and 2007:

(dollars in thousands)	2008	2007

Beginning balance	$510	$375
Servicing rights recognized	50	69
Amortization expense	(27)	(24)
Ending balance	$533	$420

During the quarter, the Company recorded $90,000 in gains from calls of securities.  The securities were called as the reduction in the levels of interest rates made it advantageous for the issuers of the debt securities to redeem the securities.  Income from bank-owned life insurance increased $54,000 of which $44,000 relates to the insurance policies assumed in the acquisition of Chickamauga.  Other income increased $48,000, or 34.3%, to $185,000.  Excluding the impact of the Chickamauga acquisition, other income increased $26,000 for the quarter.

Other Expenses.  Other expenses for the three-month period ended March 31, 2008 amounted to $5,132,000 compared to $4,357,000 for the same period in 2007, an increase of $775,000 or 17.8%.  Excluding the impact of acquisitions, these expenses increased $248,000 or 5.7%.

The largest component of other expenses is salaries and employee benefits, which excluding the impact of acquisitions increased $146,000, or 6.1%.  Of this increase, $25,000 represents increased costs associated with the the implementation of EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Other increases are related to merit increases and branch expansion.  The compensation cost that was charged against income for our stock option plans was $27,000 for each of the three month periods ended March 31, 2008 and 2007.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2008 is $299,000 which will be recognized over the weighted average period of approximately 2.88 years.

For the three month period ended March 31, 2008, amortization of intangibles increased $25,000.  Amortization of the core deposit intangible recorded in conjunction with the acquisition Chickamauga amounted to $22,000 for the quarter while amortization expense for mortgage servicing rights increased $3,000.  Equipment and occupancy expenses increased $127,000 for the quarter of which $37,000 relates to Chickamauga.  Excluding the impact of acquisitions, occupancy expenses increased $90,000 for the three-month period which includes $36,000 of higher depreciation costs and $23,000 in increased rent expense relating to branch expansion.  Other operating expenses increased $199,000 for the three months in 2008 of which $189,000 relates to Chickamauga.

Other expenses amounted to 3.35% of average assets in 2008 compared to 3.25% of average assets in 2007.

Income Taxes.  The Company recorded income taxes totaling $567,000 and $736,000 for the three-month periods ending March 31, 2008 and 2007, respectively.  Effective tax rates for the periods were 28.8% and 31.4%, respectively.   Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.  The reason the effective tax rate was lower in 2008 than in 2007 is that tax exempt income represented 20.8% of income before income taxes in 2008 compared to 13.0% in 2007.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of March 31, 2008, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, our banks have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions.  At March 31, 2008, the banks had available additional federal funds lines of credit totaling $23.2 million in place with five banks and $54.6 million of available funds on their lines of credit with the Federal Home Loan Bank of Atlanta.

At March 31, 2008, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

Index

	Tier 1 Leverage	Tier 1 Risk- Based	Total Risk- Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at March 31, 2008
Consolidated	9.25%	13.09%	14.26%
Bank of Upson	10.01%	12.74%	13.86%
The First National Bank of Polk County	11.98%	18.23%	19.48%
Peachtree Bank	8.81%	10.94%	12.15%
Bank of Chickamauga	7.56%	18.08%	19.34%

Capital ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of March 31, 2008.

Commitments and Contractual Obligations
(Dollars in thousands)

	Less than one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$274,667	$-	$-	$-	$274,667
Certificates of Deposit	193,544	41,102	17,895	-	252,541
FHLB advances and
other borrowed funds	-	1,311	1,311	3,933	6,555
Deferred compensation	43	125	500	3,579	4,247
Construction commitments	723	-	-	-	723
Leases	143	198	160	398	899

Total contractal obligations	$469,120	$42,736	$19,866	$7,910	$539,632

Commitments
Commitments to extend credit	$32,198	$-	$-	$-	$32,198
Credit card commitments	9,545	-	-	-	9,545
Commercial standby letters of credit	955	-	-	-	955

Total commitments	$42,698	$-	$-	$-	$42,698

Gross payments to be made under the deferred compensation plans are estimated to be $19,434,000.

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 4T. Controls and Procedures

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Business" under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SouthCrest Financial Group, Inc.
(Registrant)

DATE: May 15, 2008	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: May 15, 2008	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer