Form 10-Q
period 2008-06-30
SOUTHCREST FINANCIAL GROUP INC
filed 2008-08-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51287

___________________________

SouthCrest Financial Group, Inc.
(Exact name of small business issuer as specified in its charter)

___________________________

Georgia	58-2256460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 North Glynn Street
Fayetteville, GA 30214
(Address of principal executive offices)

(770)-461-2781
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

___________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 3,931,328.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
Assets	2008	2007*
Cash and due from banks	$16,690	$16,060
Interest-bearing deposits at other financial institutions	15,909	10,637
Federal funds sold	8,740	9,316
Securities available for sale	92,556	79,208
Securities held to maturity (fair value $44,404 and $58,632)	42,899	58,885
Restricted equity securities, at cost	1,742	2,008
Loans held for sale	222	229
Loans, net of unearned income	382,490	373,825
Less allowance for loan losses	6,206	4,952
Loans, net	376,284	368,873
Bank-owned life insurance	16,651	16,302
Premises and equipment, net	19,301	18,093
Goodwill	14,255	14,255
Intangible assets, net	4,355	4,792
Other assets	8,502	7,351
Total assets	$618,106	$606,009

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$81,590	$80,685
Interest-bearing	447,138	433,246
Total deposits	528,728	513,931
Short-term borrowed funds	-	3,055
Long-term borrowed funds	6,555	6,555
Other liabilities	10,190	9,656
Total liabilities	545,473	533,197

Commitments and contingencies

Redeemable common stock held by ESOP	1,022	1,091

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,931,528 issued	3,932	3,932
Additional paid-in capital	49,760	49,707
Retained earnings	18,447	17,881
Unearned compensation - ESOP	(326)	(349)
Accumulated other comprehensive income (loss)	(202)	550
Total stockholders' equity	71,611	71,721
Total liabilities, redeemable common stock, and stockholders' equity	$618,106	$606,009

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except share and per share data)

	Three Months		Six Months
	2008	2007	2008	2007
Interest income:
Loans	$6,802	$6,985	$14,173	$13,814
Securities - taxable	1,348	1,325	2,742	2,642
Securities - nontaxable	229	175	458	353
Federal funds sold	80	109	216	257
Interest-bearing deposits at other banks	126	90	250	173
Total interest income	8,585	8,684	17,839	17,239

Interest expense:
Deposits	3,250	3,127	6,832	6,218
Other borrowings	74	90	208	186
Total interest expense	3,324	3,217	7,040	6,404

Net interest income	5,261	5,467	10,799	10,835
Provision for loan losses	1,115	77	1,470	226
Net interest income after provision for loan losses	4,146	5,390	9,329	10,609

Other income:
Service charges on deposit accounts	1,005	920	1,962	1,735
Other service charges and fees	408	345	803	617
Net gain on sale of loans	107	110	220	238
Net gain on sale and call of securities	29	-	119	-
Income on bank-owned life insurance	169	133	349	260
Other operating income	123	117	309	254
Total other income	1,841	1,625	3,762	3,104

Other expenses:
Salaries and employee benefits	2,903	2,538	5,743	4,953
Equipment and occupancy expenses	615	489	1,209	956
Amortization of intangibles	273	254	541	498
Other operating expenses	1,471	1,407	2,901	2,638
Total other expenses	5,262	4,688	10,394	9,045

Income before income taxes	725	2,327	2,697	4,668
Income tax expense	118	728	685	1,464
Net income	$607	$1,599	$2,012	$3,204

Basic and diluted earnings per share	$0.16	$0.40	$0.51	$0.81
Dividends per share	$0.13	$0.13	$0.26	$0.26
Average shares outstanding - basic and diluted	3,916,358	3,952,328	3,916,003	3,952,328

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	Three Months		Six Months
	2008	2007	2008	2007

Net income	$607	$1,599	$2,012	$3,204

Other comprehensive income (loss):
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $(725), $(121), $(514), and $(56)	(1,165)	(195)	(826)	(90)
Reclassification adjustment for gains included in net income, net of tax of $11, $-0-, $45 and $-0-	18	-	74	-

Comprehensive income (loss)	$(540)	$1,404	$1,260	$3,114

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2008
(Unaudited)
(In thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation	Stockholders'
	Shares	Par	Capital	Earnings	Income (Loss)	(ESOP)	Equity

Balance, December 31, 2007	3,931,528	$3,932	$49,707	$17,881	$550	$(349)	$71,721
Net income	-	-	-	2,012	-	-	2,012
Adjustment resulting from adoption of EITF Issue 06-4	-	-	-	(493)	-	-	(493)
Cash dividends declared,$.13 per share	-	-	-	(1,022)	-	-	(1,022)
Stock-based compensation	-	-	53	-	-	-	53
Adjustment for shares owned by ESOP	-	-	-	69	-	-	69
ESOP Payment	-	-	-		-	23	23
Other comprehensive loss	-	-	-	-	(752)	-	(752)
Balance, June 30, 2008	3,931,528	$3,932	$49,760	$18,447	$(202)	$(326)	$71,611

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$2,012	$3,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	602	509
Amortization of intangibles	541	498
Other amortization	(15)	120
Provision for loan losses	1,470	226
Stock compensation expense	53	53
Deferred income taxes	417	(226)
Income on bank-owned life insurance	(349)	(260)
Gain on sales and calls of investment securities	(119)	-
(Increase) decrease in interest receivable	(633)	56
(Decrease) increase in income taxes payable	(606)	116
Increase in interest payable	206	94
Net gain on sale of loans	(220)	(238)
Originations of mortgage loans held for sale	(10,236)	(6,685)
Proceeds from sales of mortgage loans held for sale	10,359	6,919
Decrease in other assets	356	254
Increase in other liabilities	441	141
Net cash provided by operating activities	4,279	4,781
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	21,166	3,006
Purchases of securities held to maturity	(5,113)
Purchases of securities available for sale	(31,662)	(10,918)
Proceeds from maturities of securities available for sale	17,194	8,070
Proceeds from sales of securities available for sale	-	1,003
Proceeds from redemption of restricted equity securities	266	48
Net increase in interest-bearing deposits in banks	(5,272)	(130)
Net decrease in federal funds sold	576	11,709
Net increase in loans	(9,956)	(1,509)
Purchase of premises and equipment	(1,810)	(1,992)
Proceeds from sale of other real estate owned	288	-
Net cash provided by (used in) investing activities	(14,323)	9,287
FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,728	(15,599)
Repayments of short-term borrowed funds	(3,055)	(55)
Net increase in federal funds purchased	-	504
Leveraged ESOP Transaction	23	-
Dividends paid	(1,022)	(1,028)
Net cash provided by (used in) financing activities	10,674	(16,178)
Net increase (decrease) in cash and due from banks	630	(2,110)
Cash and cash equivalents at beginning of year	16,060	16,926
Cash and cash equivalents at end of period	$16,690	$14,816

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,922	$6,310
Income taxes	1,406	1,416

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,451	$296
Increase in mortgage servicing rights	104	142
Decrease in redeemable common stock held by ESOP	(69)	(65)
Unrealized loss on securities available for sale, net	(752)	(90)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

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

At June 30, 2008 and 2007, the Company had 191,400 and 183,500 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three and six month periods ended June 30, 2008 and 2007, these options were nondilutive.   The Company’s ESOP has a loan from the holding company secured by 15,880 shares of Company stock which have not been allocated to participant accounts and are therefore not considered outstanding for purposes of computing earnings per share.  The weighted average number of shares outstanding for purposes of computing earnings per share was 3,916,358 and 3,952,328 for the three months ended June 30, 2008 and 2007, and 3,916,003 and 3,952,328 for the six months ended June 30, 2008 and 2007.

Index

NOTE 3 — LOANS RECEIVABLE

The composition of loans at June 30, 2008 and December 31, 2007 is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial, financial, and agricultural	$20,216	$22,595
Real estate – construction	71,186	66,069
Real estate – mortgage	246,398	241,316
Consumer	37,676	38,834
Other	7,128	5,162
	382,604	373,976
Unearned income	(114)	(151)
Allowance for loan losses	(6,206)	(4,952)
Loans, net	$376,284	$368,873

Changes for the six months ended in the allowance for loan losses are as follows:

	June 30,	June 30,
(Dollars in thousands)	2008	2007
Balance, beginning of year	$4,952	$4,480
Provision for loan losses	1,470	226
Loans charged off	(506)	(344)
Recoveries of loans previously charged off	290	312
Balance, end of period	$6,206	$4,674

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	11,113	1,633
Total impaired loans	$11,113	$1,633
Valuation allowance related to impaired loans	$1,173	$245
Average investment in impaired loans	$3,702	$507

There were $11,113,000 and $1,633,000 loans on nonaccrual status at June 30, 2008 and December 31, 2007.  Loans of $912,000 and $247,000 were past due ninety days or more and still accruing interest at June 30, 2008 and December 31, 2007, respectively.

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$11,113	$1,633
Loans past due 90 days or more and still accruing	$912	$247
Loans restructured under troubled debt	$-	$-

The Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since the dates the loans were originated and for which it was probable, at acquisition, that all contractually required payments would not be collected.  Under the provisions of Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”), at the acquisition date these loans were recorded at a carrying value of $376,000, which was net of a nonaccretable adjustment of $183,000.  At June 30, 2008, the carrying value for these loans had been reduced to $275,000 as a result of cash payments by the borrowers, chargeoff, or foreclosure.

Index

NOTE 4 — DEPOSITS

At June 30, 2008 and December 31, 2007, deposits were as follows:

	June 30,	December 31,
(Dollars In Thousands)	2008	2007

Noninterest bearing deposits	$81,590	$80,685
Interest checking	90,909	83,742
Money market	58,222	55,687
Savings	44,847	41,997
Certificates of deposit	253,160	251,820
	$528,728	$513,931

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. In adopting EITF Issue 06-4, the Company recorded a liability of $493,000 as of January 1, 2008 with a corresponding offset against retained earnings, and in the three months and six months ended June 30, 2008 recorded compensation expense of approximately $25,000 and $50,000, respectively, relating to these obligations.

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

The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At June 30, 2008, the Company had no acquired deferred income tax valuation allowances and income tax contingencies.  Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

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

Index

In April 2008, the FASB issued FASB Staff Position ("FSP") No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company will adopt the provisions of FSP No. SFAS 142-3 in the first quarter of 2009, as required, but does not expect the impact to be material to the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether such instruments are participating securities prior to vesting and, therefore, need to be included in the EPS calculation under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. This FSP is effective for fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP EITF 03-6-1 to have an impact on the consolidated financial statements of the Company.

NOTE 6 - FAIR VALUE

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments would typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Index

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$92,556	$31	$92,344	$181

There were no gains or losses for the three and six months ended June 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at June 30, 2008.

For those securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to June 30, 2008:

Investment Securities
Available For Sale

Beginning balance, January 1, 2008	$280
Total gains (losses) realized or unrealized
Included in earnings	-
Included in other comprehensive income	(99)
Transfers in (out) of Level 3	-
Ending balance, June 30, 2008	$181

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

(Dollars in thousands)	Fair Value June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$9,940	$-	$-	$9,940

Index

The values of loans held for sale are based on prices observed for similar pools of loans, appraisals provide by third parties and prices determined based on terms of investor purchase commitments. The value of impaired loans is determined by the estimated collateral value or by the discounted present value of the expected cash flows.

NOTE 7 — BORROWED FUNDS

At June 30, 2008, the Company had $6,555,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a requirement for each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets.  At June 30, 2008, the ratio of nonperforming assets (which includes nonaccrual loans, loans 90 days or more past due and still accruing, and other real estate) to total assets for three of the bank subsidiaries was 2.21%, 2.40% and 2.62% which was in excess of the 1.00% allowed under the Loan and Stock Pledge Agreement.  The Company is working with Silverton Bank to obtain a waiver of this covenant.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

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

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values.  Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, stock compensation, intangible assets, and acquisition purchase accounting adjustments.  Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments.  Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors.  The fair values of financial instruments are subject to change as influenced by market conditions.  Goodwill must be periodically evaluated for potential impairment based on fair value assessments.

Index

Financial Condition

During the six months ended June 30, 2008, our total assets increased $12.1 million to $618.1 million at June 30, 2008.  During this period, total loans increased $8.7 million, or 2.3%.  Securities available for sale increased $13.3 million due primarily to purchases made during the period while securities held to maturity decreased $16.0 million due to maturities.  Interest bearing deposits at other financial institutions increased $5.3 million, or 49.6%.  At June 30, 2008 the Company owned $14.4 million in certificates of deposits in other financial institutions, which are structured so that all principal and accrued interest remain fully insured under FDIC deposit insurance.  The Company limits these deposits so that, at maturity, the principal value plus interest earned are less than $100,000.  Federal funds sold decreased $576,000.

During the year to date period ended June 30, 2008, deposits increased $14.8 million or 2.9%.  Changes in deposits are summarized below:

	June 30,	December 31,
(Dollars In Thousands)	2008	2007	Change

Noninterest bearing deposits	$81,590	$80,685	$905
Interest checking	90,909	83,742	7,167
Money market	58,222	55,687	2,535
Savings	44,847	41,997	2,850
Certificates of deposit	253,160	251,820	1,340
	$528,728	$513,931	$14,797

Since December 31, 2007, short-term borrowed funds declined $3.1 million due to maturities of Federal Home Loan Bank advances during the first quarter.  At June 30, 2008 we had not purchased any federal funds.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates.

Our total stockholders’ equity declined by $110,000 since December 31, 2007, primarily due to $1,022,000 of dividends paid, a $493,000 adjustment to beginning retained earnings related to the implementation of EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and a $752,000 decrease in the unrealized gain on securities available for sale, net of deferred taxes, partially offset by net income of $2,012,000 for the period.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial, financial, and agricultural	$20,216	$22,595
Real estate – construction	71,186	66,069
Real estate – mortgage	246,398	241,316
Consumer	37,676	38,834
Other	7,128	5,162
	382,604	373,976
Unearned income	(114)	(151)
Allowance for loan losses	(6,206)	(4,952)
Loans, net	$376,284	$368,873

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due, potential problem loans,  and restructured loans in the Banks’ loan portfolios as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$11,113	$1,633
Loans past due 90 days or more and still accruing	$912	$247
Loans restructured under troubled debt	$-	$-

Index

Nonaccrual loans increased $3,865,000 during the quarter ended June 30, 2008 increasing from $7,248,000 at March 31, 2008 to $11,113,000.  Since December 31, 2007, nonaccrual loans have increased $9,480,000.  Nonaccrual loans at June 30, 2008 include a $5.75 million residential real estate development loan, a $3.57 million loan for the construction and development of an apartment complex, $905,000 in nonresidential real estate, and $812,000 in loans secured by first mortgage loans on single family dwellings, the largest of which was $318,000, and $76,000 in consumer loans.  The Company believes that there is limited risk of loss for the nonaccrual loans secured by single family dwellings.  The $5.75 million residential development loan was classified as nonaccrual at March 31, 2008 and is secured by 96 developed and 24 partially developed lots in a golf course development.  In total, the Company has recorded a valuation allowance of $1,173,000 related to nonaccrual loans at June 30, 2008.

Information regarding impaired loans as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	11,113	1,633
Total impaired loans	$11,113	$1,633
Valuation allowance related to impaired loans	$1,173	$245
Average investment in impaired loans	$3,702	$507

In addition to the above, the Company had at June 30, 2008 $11,699,000 in potential problem loans.  Potential  problem loans are loans which are currently performing but as to which  information  about the borrowers'  possible  credit  problems causes  management  to have doubts  about their  ability to comply with current repayment terms.  Management has downgraded these loans and closely monitors their continued performance.  The following is a summary of our potential problem loans at June 30, 2008:

(Dollars in thousands)
Construction and development loans	$1,641
First mortgage	6,745
Second mortgage and home equity line of credit	369
Nonresidential mortgage	2,107
Commercial	269
Consumer	568

Total	$11,699

Construction and development loans consist of eight loans, the largest of which is a $1,470,000 loan secured by 74 lots in a townhome development.  First mortgage loans are composed of 95 loans, the largest of which is $250,000.  There are 22 loans whose balance is greater than $100,000, which account for $3,525,000 of the total.   Loans secured by nonresidential real estate are composed of 12 loans, the largest of which represents 2 loans to one borrower totaling $1,076,000.

Other Real Estate. Included in other assets was other real estate of $1,290,000 and $256,000 as of June 30, 2008 and December 31, 2007, respectively.  The increase in other real estate is generally attributable to slowing economic conditions resulting in increased foreclosures.  Balances consist primarily of residential properties.

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended June 30, 2008 and 2007:

Index

Analysis of Allowance for Loan Losses
For The Three and Six Months Ended June 30
(Dollars in thousands)	Three Months		Six Months
	2008	2007	2008	2007

Balance at beginning of period	$5,345	$4,669	$4,952	$4,480
Chargeoffs
Commercial loans	21	47	41	47
Real estate - construction	22	-	22	-
Real estate - mortgage	104	-	104	-
Consumer	176	173	280	239
Other	25	22	59	58
Total Chargeoffs	348	242	506	344

Recoveries
Commercial loans	3	26	7	26
Real estate - construction	24	-	24	-
Real estate - mortgage	37	-	41	4
Consumer	18	137	174	233
Other	12	7	44	49
Total recoveries	94	170	290	312

Net chargeoffs	(254)	(72)	(216)	(32)
Additions charged to operations	1,115	77	1,470	226

Balance at end of period	$6,206	$4,674	$6,206	$4,674
Annualized ratio of net chargeoffs during the period to average loans outstanding during the period	0.27%	0.09%	0.12%	0.02%

Allowance for Loan Losses.  The allowance for loan losses as of June 30, 2008 was $6,206,000 compared to $4,952,000 at December 31, 2007 and $4,674,000 at June 30, 2007.   As a percentage of gross loans, the allowance for loan losses was 1.62% at June 30, 2008 compared to 1.32% as of December 31, 2007 and 1.39% at June 30, 2007. The provision for loan losses during the six-month periods ended June 30, 2008 of $1,470,000 was the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Six Months Ended June 30, 2008 and 2007

Net income for the three-month period ended June 30, 2008 amounted to $607,000, or $0.16 basic and diluted earnings per share, compared to net income of $1,599,000 or $0.40 basic and diluted earnings per share for the same three-month period in 2007, a decrease of $992,000, or 62.0%.  Results of operations for 2007 did not include Bank of Chickamauga as the Company’s acquisition of Chickamauga did not take place until July 1, 2007.  Net income for the six-month period ended June 30, 2008 amounted to $2,012,000, or $0.51 basic and diluted earnings per share, compared to net income of $3,204,000 or $0.81 basic and diluted earnings per share for the same six-month period in 2007, a decrease of $1,192,000, or 37.2%.

Index

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended June 30, 2008 decreased $206,000 or 3.8% over the same period in 2007.  Excluding the impact of the Bank of Chickamauga acquisition, net interest income would have declined $786,000.

The change in net interest income attributable to changes in the general level of interest rates totaled $767,000.  Beginning in August 2007, the Federal Reserve has announced several reductions in the discount rate, with the result being that the average discount rate for the period ending June 30, 2008 was approximately 300 basis points lower than the same period in 2007.  These reductions have contributed to a reduction in the average yield on earning assets from 7.35% during the three month period ending June 30, 2007 to 6.31% in the same period in 2008.  The average cost of funds declined from 3.43% in 2007 to 2.93% in 2008.  The net yield on earning assets declined 76 basis points from 4.63% for the quarter ended June 30, 2007 to 3.87% for the current year period.  The net interest spread decreased from 3.92% in 2007 to 3.38% in 2008.   The decline attributable to changes in interest rates was offset by an increase of $561,000 attributable to increases in the average balances of interest earning assets and interest bearing liabilities.

Total interest income decreased $99,000 to $8,585,000 for the quarter ended June 30, 2008.  Interest income earned on loans decreased $183,000 composed of a $1,151,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 8.49% to 7.17%, offset by a $968,000 increase that relates to a $47.8 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.

Interest expense increased $107,000 to $3,324,000 for the quarter ended June 30, 2008.  The main component of the increase in interest expense was a $199,000 increase in interest paid on certificates of deposits.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

The following presents, for the three month periods ended June 30, 2008 and 2007, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$381,479	$333,674	7.17%	8.49%	$6,802	$6,985	$(183)	$(1,151)	$968
Taxable securities	113,626	114,207	4.77%	4.71%	1,348	1,325	23	26	(3)
Nontaxable securities	23,157	18,194	3.98%	3.90%	229	175	54	4	50
Federal funds sold	15,018	8,019	2.14%	5.51%	80	109	(29)	(92)	63
Interest bearing deposits in banks	14,010	5,282	3.62%	6.91%	126	90	36	(59)	95
Total earning assets	547,290	479,376	6.31%	7.35%	8,585	8,684	(99)	(1,272)	1,173
Cash and due from banks	14,949	12,554
Allowance for loan losses	(5,312)	(4,668)
Other assets	61,906	48,806
Total	$618,833	$536,068

Liabilities and Equity
Interest bearing demand (2)	$150,092	$127,651	1.37%	1.92%	$513	$605	$(92)	$(191)	$99
Savings	44,491	36,035	0.71%	0.70%	78	62	16	1	15
Certificates of deposit	254,338	210,396	4.20%	4.74%	2,659	2,460	199	(297)	496
Total interest bearing deposits	448,921	374,082	2.91%	3.39%	3,250	3,127	123	(487)	610
Borrowed funds	6,610	6,457	4.50%	5.65%	74	90	(16)	(18)	2
Total interest bearing liabilities	455,531	380,539	2.93%	3.43%	3,324	3,217	107	(505)	612
Noninterest bearing demand deposits	79,533	78,128
Other liabilities	10,332	7,324
Redeemable common stock held by ESOP	895	996
Shareholders' equity	72,542	69,081
Total	$618,833	$536,068
Net interest income					$5,261	$5,467	$(206)	$(767)	$561
Net interest yield on earning assets			3.87%	4.63%
Net interest spread			3.38%	3.92%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts.

The following presents, for the six month periods ended June 30, 2008 and 2007, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Six Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$377,609	$333,302	7.55%	8.36%	$14,173	$13,814	$359	$(1,410)	$1,769
Taxable securities	113,990	114,432	4.84%	4.66%	2,742	2,642	100	109	(9)
Nontaxable securities	23,466	18,234	3.92%	3.90%	458	353	105	2	103
Federal funds sold	16,504	9,273	2.63%	5.59%	216	257	(41)	(180)	139
Interest bearing deposits in banks	12,928	5,097	3.89%	6.84%	250	173	77	(100)	177
Total earning assets	544,497	480,338	6.59%	7.24%	17,839	17,239	600	(1,579)	2,179
Cash and due from banks	14,968	13,118
Allowance for loan losses	(5,167)	(4,626)
Other assets	61,317	48,441
Total	$615,615	$537,271

Liabilities and Equity
Interest bearing demand (2)	$147,922	$127,268	1.54%	1.84%	$1,133	$1,160	$(27)	$(204)	$177
Savings	43,911	36,040	0.73%	0.71%	159	126	33	4	29
Certificates of deposit	253,506	212,152	4.39%	4.69%	5,540	4,932	608	(329)	937
Total interest bearing deposits	445,339	375,460	3.09%	3.34%	6,832	6,218	614	(529)	1,143
Borrowed funds	8,054	6,620	5.19%	5.67%	208	186	22	(17)	39
Total interest bearing liabilities	453,393	382,080	3.12%	3.38%	7,040	6,404	636	(546)	1,182
Noninterest bearing demand deposits	78,593	78,345
Other liabilities	10,402	7,414
Redeemable common stock held by ESOP	920	968
Shareholders' equity	72,307	68,464
Total	$615,615	$537,271
Net interest income					$10,799	$10,835	$(36)	$(1,033)	$997
Net interest yield on earning assets			3.99%	4.55%
Net interest spread			3.47%	3.86%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts

Net interest income for the six months ended June 30, 2008 decreased $36,000 or 0.3% over the same period in 2007.  Excluding the impact of the Bank of Chickamauga acquisition, net interest income would have declined by $1,112,000.  The $36,000 decline in net interest income is attributable to a $1,033,000 decline due to changes in interest rates offset by a $997,000 increase relating to changes in the average balances of interest earning assets and interest bearing liabilities.  As a result of Federal Reserve reductions in the discount rate, the average discount rate for the six-month period ending June 30, 2008 was approximately 314 basis points lower than the same period in 2007.  These reductions have contributed to a reduction in the average yield on earning assets from 7.24% during the six month period ending June 30, 2007 to 6.59% in the same period in 2008.  During the same period, the average cost of funds declined from 3.38% in 2007 to 3.12% in 2008.  The net yield on earning assets declined 56 basis points from 4.55% for the period ended June 30, 2007 to 3.99% for the current year period.  The net interest spread decreased from 3.86% in 2007 to 3.47% in 2008.

Index

Total interest income increased $600,000 to $17.8 million for the six-month period ended June 30, 2008.  Interest income earned on loans increased $359,000.  Of this increase, $1,739,000 relates to a $44.3 million growth in the average balance of loans.  Offsetting this increase was a $1,410,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 8.36% to 7.55%.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.

Interest expense increased $636,000 to $7.0 million for the six-month period ended June 30, 2008.  The main component of the increase in interest expense was a $608,000 increase in interest paid on certificates of deposits.  While the average rate on these funds decreased from 4.69% in 2007 to 4.39% for the 2008 period, the average balance increased $41.4 million.

Other Income. Total other income for the three-month period ended June 30, 2008 amounted to $1,841,000, compared to $1,625,000 for the same period in 2007, an increase of $216,000.  For the six-month period, total other income was $3,762,000 compared to $3,104,000 in 2007, an increase of $658,000.  The addition of Bank of Chickamauga accounted for $137,000 of the increase for the three month period and $303,000 of the increase for  the six-month period.

Service charges (including NSF and overdraft charges) on deposit accounts increased $85,000 or 9.2% for the three-month period and $227,000 or 13.1% for the six-month period.  As a percentage of interest-bearing and non-interest bearing checking accounts, these service charges were 2.69% and 2.92% for the three-month periods ended June 30, 2008 and 2007 and 2.67% and 2.75% for the six-month periods in 2008 and 2007, respectively.  Other service charges and fees increased $63,000 for the three-month period in 2008 and $186,000 for the six month periods.  For the three month period, the increase results primarily from a $38,000 increase in debit card fees and a $47,000 increase in ATM fee income. For the six month period, debit card fees increased $64,000 and ATM fee income increased $61,000.

Gain on sale of loans was $107,000 for the three months ended June 30, 2008 compared to $82,000 in 2007 due to increased volume of loans sold.  Included in the gain on sale of loans are mortgage servicing rights of $54,000 and $73,000 for the three month periods ended June 30, 2008 and 2007, respectively.  For the six-month period, gain on sale of loans was $220,000 compared to $238,000 in 2007, including recognition of mortgage servicing rights of $104,000 and $142,000.  The following presents the activity in the Company’s mortgage servicing rights in 2008 and 2007:

	Three Months		Six Months
(dollars in thousands)	2008	2007	2008	2007

Beginning balance	$533	$420	$510	$375
Servicing rights recognized	54	73	104	142
Amortization expense	(31)	(28)	(58)	(52)
Ending balance	$556	$465	$556	$465

In 2008, the Company recorded gains from calls of securities totaling $29,000 for the three months ended June 30 and $119,000 for the six month period ended June 30.  The securities were called as the reduction in the levels of interest rates made it advantageous for the issuers of the debt securities to redeem the securities.  Income from bank-owned life insurance increased $36,000 during the three-month period, of which $32,000 relates to the insurance policies assumed in the acquisition of Chickamauga, and $89,000 for the six-month period, of which $76,000 relates to Bank of Chickamauga.

Other Expenses.  Other expenses for the three-month period ended June 30, 2008 amounted to $5,262,000 compared to $4,688,000 for the same period in 2007, an increase of $574,000 or 12.2%.  For the six-month period, total other expenses were $10,394,000 compared to $9,045,000 for the same period in 2007, an increase of $1,349,000 or 14.9%.  Excluding the impact of acquisitions, these expenses increased $6,000 for the three-month period and $269,000 or 3.0% for the six month period.

The largest component of other expenses is salaries and employee benefits, which excluding the impact of acquisitions increased $88,000, or 3.5% for the three-month period and $234,000 or 4.7% for the six month period ended June 30, 2008.  Costs associated with the implementation of EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements accounted for $25,000 of the increase for the three months and $50,000 for the six month period. Other increases are related to merit increases and branch expansion.  The compensation cost that was charged against income for our stock option plans was $27,000 for each of the three month periods ended June 30, 2008 and 2007, and $53,000 for each of the six month periods.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2008 is $273,000 which will be recognized over the weighted average period of approximately 2.63 years.

For the three month period ended June 30, 2008, amortization of intangibles increased $19,000.  Amortization of the core deposit intangible recorded in conjunction with the acquisition of Bank of Chickamauga amounted to $22,000 for the quarter.  For the six month period, amortization increased $43,000 due to $45,000 in amortization of intangibles in conjunction with Bank of Chickamauga.  Equipment and occupancy expenses increased $126,000 for the quarter and $253,000 for the year to date.  Of these increases, expenses related to Bank of Chickamauga acquisition were $50,000 and $87,000 for the three and six months, respectively.  Excluding the impact of acquisitions, occupancy expenses increased $76,000 for the three-month period which includes $36,000 of higher depreciation costs and $23,000 in increased rent expense relating to branch expansion.  Other operating expenses increased $64,000 for the three months in 2008 and $263,000 for the six month period due to the acquisition of the Bank of Chickamauga.

Index

As a percentage of average total assets, other expenses were 3.42% and 3.58% of for the three month periods ended June 30, 2008 and 2007, and 3.40% and 3.41% for the six-month periods ended June 30, 2008 and 2007, respectively.

Income Taxes. For the three-month periods ended June 30, 2008 and 2007, the Company recorded income taxes totaling $118,000 and $728,000, respectively.  Effective tax rates for the periods were 16.3% and 31.3%, respectively.   For the six-month periods ended June 30, 2008 and 2007, income tax expense was $685,000 and $1,464,000, respectively, with effective tax rates of 25.4% and 31.4%.  Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.  Effective tax rates are lower in 2008 than in 2007 as tax exempt income represented 54.9% of income before income taxes for the three-month period in 2008 compared to 13.9% for the same period in 2007, and 30.0% for the six-month period in 2008 compared to 13.1% for the same period in 2007.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2008, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, our banks have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions.  At June 30, 2008, the banks had available additional federal funds lines of credit totaling $21.0 million in place with five banks and $53.3 million of available funds on their lines of credit with the Federal Home Loan Bank of Atlanta.

At June 30, 2008, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1	Tier 1 Risk-	Total Risk-
	Leverage	Based	Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at June 30, 2008
Consolidated	9.20%	12.93%	14.18%
Bank of Upson	9.80%	12.68%	13.93%
The First National Bank of Polk County	12.06%	18.35%	19.60%
Peachtree Bank	8.80%	10.72%	11.96%
Bank of Chickamauga	8.06%	16.97%	18.22%

Capital ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.  At June 30, 2008, the Banks were considered “well capitalized” by regulatory definitions.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

At June 30, 2008, the Company had $6,555,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a requirement for each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets.  At June 30, 2008, the ratio of nonperforming assets (which includes nonaccrual loans, loans 90 days or more past due and still accruing, and other real estate) to total assets for three of the bank subsidiaries was 2.21%, 2.40% and 2.62% which was in excess of the 1.00% allowed under the Loan and Stock Pledge Agreement.  The Company is working with Silverton Bank to obtain a waiver of this covenant.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

Index

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of June 30, 2008.

Commitments and Contractual Obligations
(Dollars in thousands)
	Less than
	one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$275,568	$-	$-	$-	$275,568
Certificates of Deposit	193,585	42,912	16,663	-	253,160
FHLB advances and other borrowed funds	-	1,311	1,311	3,933	6,555
Deferred compensation	43	125	500	3,714	4,382
Construction commitments	64	-	-	-	64
Leases	143	165	160	398	866

Total contractal obligations	$469,403	$44,513	$18,634	$8,045	$540,595

Commitments
Commitments to extend credit	$31,216	$-	$-	$-	$31,216
Credit card commitments	9,664	-	-	-	9,664
Commercial standby letters of credit	902	-	-	-	902

Total commitments	$41,782	$-	$-	$-	$41,782

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

The Company may be unable to obtain a waiver or amendment to its outstanding line of credit, which could have a material adverse effect on the Company’s liquidity and ability to pay dividends.

At June 30, 2008, the Company had $6,555,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a requirement for each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets.  At June 30, 2008, the ratio of nonperforming assets (which includes nonaccrual loans, loans 90 days or more past due and still accruing, and other real estate) to total assets for three of the bank subsidiaries was 2.21%, 2.40% and 2.62% which was in excess of the 1.00% allowed under the Loan and Stock Pledge Agreement.  The Company is working with Silverton Bank to obtain a waiver of this covenant.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends.

Actions by other financial institutions during a weakened economy could negatively impact our financial performance.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As financial institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (financial institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to other financial institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Other Risks.

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

SouthCrest Financial Group, Inc.
(Registrant)

DATE: August 14, 2008	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: August 14, 2008	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer