Form 10-Q
period 2008-09-30
SOUTHCREST FINANCIAL GROUP INC
filed 2008-11-14
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51287

___________________

SouthCrest Financial Group, Inc.
(Exact name of small business issuer as specified in its charter)

___________________

Georgia	58-2256460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 North Glynn Street
Fayetteville, GA 30214
(Address of principal executive offices)

(770)-461-2781
(Issuer’s telephone number)

_____________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

___________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008: 3,931,528.

SouthCrest Financial Group, Inc.
And Subsidiaries

INDEX

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
Assets	2008	2007*
Cash and due from banks	$14,602	$16,060
Federal funds sold	84	9,316
Interest-bearing deposits at other financial institutions	16,861	10,637
Securities available for sale	83,397	79,208
Securities held to maturity (fair value $42,223 and $58,632)	42,468	58,885
Restricted equity securities, at cost	2,414	2,008
Loans held for sale	270	229
Loans, net of unearned income	398,459	373,825
Less allowance for loan losses	6,189	4,952
Loans, net	392,270	368,873
Bank-owned life insurance	16,821	16,302
Premises and equipment, net	19,303	18,093
Goodwill	14,255	14,255
Intangible assets, net	4,096	4,792
Other assets	13,694	7,351
Total assets	$620,535	$606,009

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$76,024	$80,685
Interest-bearing	438,973	433,246
Total deposits	514,997	513,931
Short-term borrowed funds	15,582	3,055
Long-term borrowed funds	6,555	6,555
Other liabilities	10,466	9,656
Total liabilities	547,600	533,197

Commitments and contingencies

Redeemable common stock held by ESOP	1,061	1,091

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,931,528 issued	3,932	3,932
Additional paid-in capital	49,785	49,707
Retained earnings	18,374	17,881
Unearned compensation - ESOP	(326)	(349)
Accumulated other comprehensive income	109	550
Total stockholders' equity	71,874	71,721
Total liabilities, redeemable common stock, and stockholders' equity	$620,535	$606,009

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except share and per share data)

	Three Months		Nine Months
	2008	2007	2008	2007
Interest income:
Loans	$6,915	$7,840	$21,088	$21,654
Securities - taxable	1,339	1,548	4,081	4,190
Securities - nontaxable	230	241	688	594
Federal funds sold	20	94	236	351
Interest-bearing deposits at other banks	155	92	405	265
Total interest income	8,659	9,815	26,498	27,054

Interest expense:
Deposits	3,028	3,682	9,860	9,900
Other borrowings	122	229	330	415
Total interest expense	3,150	3,911	10,190	10,315

Net interest income	5,509	5,904	16,308	16,739
Provision for loan losses	837	212	2,307	438
Net interest income after provision for loan losses	4,672	5,692	14,001	16,301

Other income:
Service charges on deposit accounts	1,025	1,036	2,987	2,771
Other service charges and fees	397	340	1,148	957
Net gain on sale of loans	31	112	251	350
Impairment charge on investment securities	(570)	-	(570)	-
Net gain on sale and call of securities	-	-	119	-
Income on bank-owned life insurance	170	168	519	428
Other operating income	117	132	478	386
Total other income	1,170	1,788	4,932	4,892

Other expenses:
Salaries and employee benefits	2,940	2,841	8,683	7,794
Equipment and occupancy expenses	655	552	1,864	1,508
Amortization of intangibles	276	276	817	774
Other operating expenses	1,517	1,451	4,418	4,089
Total other expenses	5,388	5,120	15,782	14,165

Income before income taxes	454	2,360	3,151	7,028
Income tax (benefit) expense	(22)	710	663	2,174
Net income	$476	$1,650	$2,488	$4,854

Basic and diluted earnings per share	$0.12	$0.42	$0.64	$1.23
Dividends per share	$0.13	$0.13	$0.39	$0.39
Average shares outstanding - basic and diluted	3,916,707	3,952,328	3,916,239	3,952,328

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For The Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	Three Months		Nine Months
	2008	2007	2008	2007

Net income	$476	$1,650	$2,488	$4,854

Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale arising during the period, net of taxes of $405, $335, ($98), and $267	665	543	(161)	453
Impairment charge on investment securities, net of taxes of ($216), $-0-, ($216), and $-0-	(354)	-	(354)	-
Reclassification adjustment for gains included in net income, net of tax of $-0-, $-0-, $45 and $-0-	-	-	74	-

Comprehensive income	$787	$2,193	$2,047	$5,307

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Nine Months Ended September 30, 2008
(Unaudited)
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders'
	Shares	Par	Capital	Earnings	Income	(ESOP)	Equity

Balance, December 31, 2007	3,931,528	$3,932	$49,707	$17,881	$550	$(349)	$71,721
Net income	-	-	-	2,488	-	-	2,488
Adjustment resulting from adoption of EITF Issue 06-4	-	-	-	(493)	-	-	(493)
Cash dividends declared, $.39 per share	-	-	-	(1,532)	-	-	(1,532)
Stock-based compensation	-	-	78	-	-	-	78
Adjustment for shares owned by ESOP	-	-	-	30	-	-	30
Principal reduction of ESOP Debt	-	-	-	-	-	23	23
Other comprehensive loss	-	-	-	-	(441)	-	(441)
Balance, September 30, 2008	3,931,528	$3,932	$49,785	$18,374	$109	$(326)	$71,874

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007
OPERATING ACTIVITIES
Net income	$2,488	$4,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	912	778
Amortization of intangibles	817	774
Other amortization	43	84
Provision for loan losses	2,307	438
Impairment charges on investments	570	-
Stock compensation expense	78	79
Deferred income taxes	865	116
Income on bank-owned life insurance	(519)	(428)
Gain on sales and calls of investment securities	(119)	-
Increase in interest receivable	(711)	(518)
Increase in income taxes payable	747	195
Decrease in interest payable	(561)	(215)
Net gain on sale of loans	(251)	(259)
Originations of mortgage loans held for sale	(12,278)	(9,307)
Proceeds from sales of mortgage loans held for sale	12,367	9,583
Net loss on sale of other real estate	52	-
Increase in other assets	(538)	(1)
Increase in other liabilities	131	613
Net cash provided by operating activities	6,400	6,786
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	23,583	4,913
Purchases of securities held to maturity	(7,170)	-
Purchases of securities available for sale	(31,479)	(15,429)
Proceeds from maturities of securities available for sale	26,114	16,536
Proceeds from sales of securities available for sale	-	1,003
Net change in restricted equity securities	(406)	(65)
Net increase in interest-bearing deposits in banks	(6,224)	(6,153)
Net increase in loans	(32,253)	(15,332)
Purchase of premises and equipment	(2,122)	(2,384)
Proceeds from sale of other real estate owned	852	-
Net cash and cash equivalents used in business combination	-	(6,147)
Net cash used in investing activities	(29,105)	(23,058)

Subtotal carried forward	(22,705)	(16,272)

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	2008	2007

Subtotal brought forward	$(22,705)	$(16,272)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	997	(263)
Repayments of short-term borrowed funds	(3,055)	(110)
Increase in short-term borrowed funds	14,973	2,500
Net increase in federal funds purchased	609	772
Leveraged ESOP Transaction	23	-
Proceeds from other borrowings	-	4,000
Dividends paid	(1,532)	(1,542)
Net cash provided by financing activities	12,015	5,357
Net decrease in cash and cash equivalents	(10,690)	(10,915)
Cash and cash equivalents at beginning of year	25,376	29,430
Cash and cash equivalents at end of period	$14,686	$18,515

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$9,629	$10,100
Income taxes	1,718	2,185
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$6,595	$422
Increase in mortgage servicing rights	121	202
(Decrease) increase in redeemable common stock held by ESOP	(30)	129
Unrealized (loss) gain on securities available for sale, net	(441)	453
BUSINESS COMBINATION
Cash and due from banks, net of cash paid	$-	$3,103
Federal funds sold	-	8,100
Interest bearing deposits at other financial institutions	-	181
Securities available for sale	-	24,046
Restricted equity securities	-	257
Loans, net	-	26,344
Bank-owned life insurance	-	3,187
Premises and equipment	-	909
Goodwill	-	5,198
Core deposit intangible	-	715
Other assets	-	1,254
Total assets	$-	$73,294

Deposits	$-	$49,672
Federal Home Loan Bank advances	-	3,000
Other liabilities	-	3,272
Total liabilities assumed	-	55,944
Purchase price	$-	$17,350

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

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

At September 30, 2008 and 2007, the Company had 191,400  options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three and nine month periods ended September 30, 2008 and 2007, these options were nondilutive.   The Company’s ESOP has a loan from the holding company secured by 14,821 shares of Company stock which have not been allocated to participant accounts and are therefore not considered outstanding for purposes of computing earnings per share.  The weighted average number of shares outstanding for purposes of computing earnings per share was 3,916,707 and 3,952,328 for the three months ended September 30, 2008 and 2007, and 3,916,239 and 3,952,328 for the nine months ended September 30, 2008 and 2007.

Index

NOTE 3 — LOANS RECEIVABLE

The composition of loans at September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial, financial, and agricultural	$24,134	$22,595
Real estate – construction	69,574	66,069
Real estate – mortgage	259,934	241,316
Consumer	37,050	38,834
Other	7,781	5,162
	398,473	373,976
Unearned income	(14)	(151)
Allowance for loan losses	(6,189)	(4,952)
Loans, net	$392,270	$368,873

Changes for the nine months ended in the allowance for loan losses are as follows:

	September 30,	September 30,
(Dollars in thousands)	2008	2007
Balance, beginning of year	$4,952	$4,480
Provision for loan losses	2,307	438
Loans charged off	(1,516)	(600)
Recoveries of loans previously charged off	446	472
Allowance acquired in business combination	-	344
Balance, end of period	$6,189	$5,134

The following is a summary of information pertaining to impaired loans:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	5,654	1,633
Total impaired loans	$5,654	$1,633
Valuation allowance related to impaired loans	$908	$245
Average investment in impaired loans	$5,109	$507

There were $5,654,000 and $1,633,000 loans on nonaccrual status at September 30, 2008 and December 31, 2007.  Loans of $454,000 and $247,000 were past due ninety days or more and still accruing interest at September 30, 2008 and December 31, 2007, respectively.

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$5,654	$1,633
Loans past due 90 days or more and still accruing	$454	$247
Loans restructured under troubled debt	$163	$-

NOTE 4 — INVESTMENT SECURITIES IMPAIRMENT

In the quarter ended September 30, 2008, the Company recorded an impairment charge of $570,000 on $640,000 of Federal National Mortgage Association (“Fannie Mae”) perpetual preferred stock. The reclassification of an unrealized mark-to-market loss on these securities to an other-than-temporary impairment charge was the result of action taken by the federal government to take Fannie Mae into conservatorship. Losses on the securities were previously recognized in the equity section of the balance sheet.

Index

NOTE 5 — DEPOSITS

At September 30, 2008 and December 31, 2007, deposits were as follows:

	September 30,	December 31,
(Dollars In Thousands)	2008	2007

Noninterest bearing deposits	$76,024	$80,685
Interest checking	95,823	83,742
Money market	54,060	55,687
Savings	43,371	41,997
Certificates of deposit	245,719	251,820
	$514,997	$513,931

NOTE 6 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB ratified EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF Issue 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on the covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under Issue EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. Issue EITF 06-4 is effective for fiscal years beginning after December 15, 2007. In adopting EITF Issue 06-4, the Company recorded a liability of $493,000 as of January 1, 2008 with a corresponding offset against retained earnings, and in the three months and nine months ended September 30, 2008 recorded compensation expense of approximately $25,000 and $75,000, respectively, relating to these obligations.

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

The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At September 30, 2008, the Company had no acquired deferred income tax valuation allowances and income tax contingencies.  Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

Index

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

In October 2008, the FASB issued FSP No. 157-3 , Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance on October 10, 2008 and includes periods for which financial statements have not yet been issued. The adoption of FSP No. 157-3 did not have a material impact on the consolidated financial statements of the Company.

NOTE 7 - FAIR VALUE

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

Index

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment Securities

Securities available for sale and securities held to maturity are valued on a recurring basis at quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets and some common stock not traded on a national exchange.    Securities held to maturity are valued at quoted market prices or dealer quotes, similar to securities available for sale.  The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on their redemption provisions.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS No. 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Fair Value September 30,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$83,397	$29	$83,187	$181

The securities measured as Level 3 include investment in the common stock of a bank holding company that is not listed on an exchange.  Its fair value is measured as a factor of book value.  There were no gains or losses for the three and nine months ended September 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at September 30, 2008.

For those securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to September 30, 2008:

Index

Investment Securities
Available For Sale

Beginning balance, January 1, 2008	$280
Total gains (losses) realized or unrealized Included in earnings	-
Included in other comprehensive income	(99)
Transfers in (out) of Level 3	-
Ending balance, September 30, 2008	$181

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value September 30,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,746	$-	$-	$4,746

The values of loans held for sale are based on prices observed for similar pools of loans, appraisals provide by third parties and prices determined based on terms of investor purchase commitments. The value of impaired loans is determined by the estimated collateral value or by the discounted present value of the expected cash flows.

NOTE 8 — BORROWED FUNDS

At September 30, 2008, the Company had $6,555,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a requirement for each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets.  At September 30, 2008, the ratio of nonperforming assets (which includes nonaccrual loans, loans 90 days or more past due and still accruing, and other real estate) to total assets for  the four bank subsidiaries ranged from 1.39% to 2.11% which was in excess of the 1.00% allowed under the Loan and Stock Pledge Agreement.  At June 30, 2008, the Company was in violation of the covenant, and the Company obtained a waiver of covenant from Silverton Bank.  The Company is working with Silverton to obtain a waiver for the quarter ended September 30, 2008.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

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

Index

Financial Condition

During the nine months ended September 30, 2008, our total assets increased $14.5 million to $620.5 million at September 30, 2008.  During this period, total loans increased $23.4 million, or 6.3%. Securities available for sale increased $5.8 million due primarily to purchases made during the period while securities held to maturity decreased $18.1 million due to maturities.  Interest bearing deposits at other financial institutions increased $6.2 million, or 58.5%.  At September 30, 2008 the Company owned $15.4 million in certificates of deposits in other financial institutions, which are structured so that all principal and accrued interest remain fully insured under FDIC deposit insurance.  The Company limits these deposits so that, at maturity, the principal value plus interest earned are less than $100,000.  Federal funds sold decreased $9.2 million.

During the year to date period ended September 30, 2008, deposits increased $1.1 million or 0.2%.  Changes in deposits are summarized below:

	September 30,	December 31,
(Dollars In Thousands)	2008	2007	Change

Noninterest bearing deposits	$76,024	$80,685	$(4,661)
Interest checking	95,823	83,742	12,081
Money market	54,060	55,687	(1,627)
Savings	43,371	41,997	1,374
Certificates of deposit	245,719	251,820	(6,101)
	$514,997	$513,931	$1,066

At September 30, 2008, short-term borrowed funds consist of $14,973,000 in Federal Home Loan Bank advances and $609,000 of federal funds purchased.  At December 31, 2007, short-term borrowed funds consisted of $3,055,000 in Federal Home Loan Bank advances which were repaid in the current year.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates.

Our total stockholders’ equity increased by $153,000 since December 31, 2007, due to net income of $2,488,000 offset by dividends paid of $1,533,000, a $493,000 adjustment to beginning retained earnings related to the implementation of EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement, and a $441,000 decrease in the unrealized gain on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Commercial, financial, and agricultural	$24,134	$22,595
Real estate – construction	69,574	66,069
Real estate – mortgage	259,934	241,316
Consumer	37,050	38,834
Other	7,781	5,162
	398,473	373,976
Unearned income	(14)	(151)
Allowance for loan losses	(6,189)	(4,952)
Loans, net	$392,270	$368,873

Index

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due, and restructured loans in the Banks’ loan portfolios as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$5,654	$1,633
Loans past due 90 days or more and still accruing	$454	$247
Loans restructured under troubled debt	$163	$-

Nonaccrual loans decreased $5,459,000 during the quarter ended September 30, 2008, declining from $11,113,000 at June 30, 2008 to $5,654,000 at September 30, 2008.  Since December 31, 2007, nonaccrual loans have increased $4,021,000. The decrease in nonaccrual loans for the quarter is attributed to the transfer of a $5.5 million residential real estate development loan to other real estate.  Nonaccrual loans at September 30, 2008 include a $3.45 million loan for the construction and development of an apartment complex, a $376,000 nonresidential construction loan, a $663,000 residential development loan secured by a property in Arizona, and $1,415,000 in loans secured by first mortgage loans on single family dwellings, the largest of which was $249,000.  In total, the Company has recorded a valuation allowance of $908,000 related to nonaccrual loans at September 30, 2008.

Information regarding impaired loans as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	5,654	1,633
Total impaired loans	$5,654	$1,633
Valuation allowance related to impaired loans	$908	$245
Average investment in impaired loans	$5,109	$507

In addition to the above, the Company had at September 30, 2008 $15,579,000 in potential problem loans.  Potential  problem loans are loans which are currently performing but as to which  information  about the borrowers'  possible  credit  problems causes  management  to have doubts  about their  ability to comply with current repayment terms.  Management has downgraded these loans and closely monitors their continued performance.  The following is a summary of our potential problem loans at September 30, 2008:

(Dollars in thousands)
Construction and development loans	$5,049
First mortgage - residential	5,532
Second mortgage and home equity line of credit	275
Nonresidential mortgage	4,028
Commercial	227
Consumer	468

Total	$15,579

Construction and development loans includes a $2,000,000 loan for the development of a retail shopping center.  Subsequent to September 30, 2008, the developer for the project filed for involuntary bankruptcy.  The Company believes the loan is adequately collateralized.  In addition, construction and development loans includes a $1,470,000 loan secured by 74 lots in a townhome development.  First mortgage residential loans are composed of 81 loans, the largest of which is $227,000.  There are 20 loans whose balance is greater than $100,000, which account for $2,975,000 of the total.   Loans secured by nonresidential real estate are composed of 15 loans, the largest of which is a $2,600,000 loan secured by a retail shopping center.

Other Real Estate. Included in other assets was other real estate of $5,947,000 and $256,000 as of September 30, 2008 and December 31, 2007, respectively.  The increase in other real estate is generally attributable to slowing economic conditions resulting in increased foreclosures.  At September 30, 2008 $4,925,000 of the other real estate includes property composed of 96 developed and 24 partially developed lots in a golf course development.  This property was foreclosed in September, 2008 and related to a loan that was classified as nonaccrual at March 31 and June 30, 2008.  The remainder of other real estate consists of six residential properties, the largest having a balance of $316,000.

Index

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended September 30, 2008 and 2007:

Analysis of Allowance for Loan Losses
For The Three and Six Months Ended September 30

(Dollars in thousands)	Three Months		Nine Months
	2008	2007	2008	2007

Balance at beginning of period	$6,206	$4,674	$4,952	$4,480
Chargeoffs
Commercial loans	3	25	44	72
Real estate - construction	616	-	638	-
Real estate - mortgage	76	41	180	41
Consumer	286	158	566	397
Other	29	32	88	90
Total Chargeoffs	1,010	256	1,516	600

Recoveries
Commercial loans	12	1	19	27
Real estate - construction	1	40	25	40
Real estate - mortgage	2	8	43	12
Consumer	120	101	294	334
Other	21	10	65	59
Total recoveries	156	160	446	472

Net chargeoffs	(854)	(96)	(1,070)	(128)
Additions charged to operations	837	212	2,307	438
Additions to allowance resulting from business combination	-	344	-	344

Balance at end of period	$6,189	$5,134	$6,189	$5,134

Annualized ratio of net chargeoffs during the period to average loans outstanding during the period	0.89%	0.10%	0.37%	0.05%

Allowance for Loan Losses.  The allowance for loan losses as of September 30, 2008 was $6,189,000 compared to $4,952,000 at December 31, 2007 and $5,134,000 at September 30, 2007.   As a percentage of gross loans, the allowance for loan losses was 1.55% at September 30, 2008 compared to 1.32% as of December 31, 2007 and 1.36% at September 30, 2007. During the current quarter, chargeoffs totaled $1,010,000 which includes $616,000 relating to a loan secured by residential lots foreclosed in September.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Nine Months Ended September 30, 2008 and 2007

Net income for the three-month period ended September 30, 2008 amounted to $476,000, or $0.12 basic and diluted earnings per share, compared to net income of $1,650,000 or $0.42 basic and diluted earnings per share for the same three-month period in 2007, a decrease of $1,174,000, or 71.2%.  Net income for the nine-month period ended September 30, 2008 amounted to $2,488,000, or $0.64 basic and diluted earnings per share, compared to net income of $4,854,000 or $1.23 basic and diluted earnings per share for the same nine-month period in 2007, a decrease of $2,366,000, or 48.7%.  For both the three-month and nine-month period, the decline in net income is generally attributable to reductions in net interest income, increases in the provision for loan losses, and an other than temporary impairment loss on investment securities.

Index

The acquisition of Bank of Chickamauga was made on July 1, 2007 and results of operations for Chickamauga are only included in consolidated results prospectively from the date of merger.  Therefore, the year to date results of operations for 2007 do not include Chickamauga for the first six months of the year.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.   The following presents, for the three month periods ended September 30, 2008 and 2007, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$385,974	$369,857	7.13%	8.41%	$6,915	$7,840	$(925)	$(1,246)	$321
Taxable securities	112,558	126,625	4.73%	4.77%	1,339	1,521	(182)	(13)	(169)
Nontaxable securities	23,480	24,489	3.90%	3.90%	230	241	(11)	-	(11)
Federal funds sold	9,957	8,175	0.80%	5.87%	20	121	(101)	(122)	21
Interest bearing deposits in banks	15,141	7,029	4.07%	5.19%	155	92	63	(24)	87
Total earning assets	547,110	536,175	6.30%	7.26%	8,659	9,815	(1,156)	(1,405)	249
Cash and due from banks	15,031	15,379
Allowance for loan losses	(5,781)	(5,059)
Other assets	62,159	56,239
Total	$618,519	$602,734

Liabilities and Equity
Interest bearing demand (2)	$149,593	$133,037	1.39%	1.87%	$524	$628	$(104)	$(174)	$70
Savings	44,141	45,393	0.70%	0.75%	78	86	(8)	(6)	(2)
Certificates of deposit	252,144	246,868	3.83%	4.77%	2,426	2,968	(542)	(603)	61
Total interest bearing deposits	445,878	425,298	2.70%	3.43%	3,028	3,682	(654)	(783)	129
Borrowed funds	11,124	15,614	4.36%	5.82%	122	229	(107)	(50)	(57)
Total interest bearing liabilities	457,002	440,912	2.74%	3.52%	3,150	3,911	(761)	(833)	72
Noninterest bearing demand deposits	78,477	81,835
Other liabilities	10,170	281
Redeemable common stock held by ESOP	712	1,062
Shareholders' equity	72,158	78,644
Total	$618,519	$602,734
Net interest income					$5,509	$5,904	$(395)	$(572)	$177
Net interest margin			4.01%	4.37%
Net interest spread			3.56%	3.74%

Index

Net interest income for the three months ended September 30, 2008 decreased $395,000 or 6.7% over the same period in 2007.  The $395,000 decline in net interest income attributable to a $572,000 reduction attributable to changes in interest rates was offset by an increase of $177,000 attributable to increases in the average balances of interest earning assets and interest bearing liabilities. Beginning in August 2007, the Federal Reserve has announced several reductions in the discount rate, with the result being that the average discount rate for the period ending September 30, 2008 was approximately 250 basis points lower than the same period in 2007.  These reductions have contributed to a reduction in the average yield on earning assets from 7.26% during the three month period ending September 30, 2007 to 6.30% in the same period in 2008.  The average cost of funds declined from 3.52% in 2007 to 2.74% in 2008.  The net interest margin declined 36 basis points from 4.37% for the quarter ended September 30, 2007 to 4.01% for the current year period.  The net interest spread decreased from 3.74% in 2007 to 3.56% in 2008.   Total interest income decreased $1,156,000 to $8,659,000 for the quarter ended September 30, 2008.  Interest income earned on loans decreased $925,000 composed of a $1,246,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 8.41% to 7.13%, offset by a $321,000 increase that relates to a $16.1 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.   We expect that our net interest margin and net interest spread to face continued pressure as the Federal Reserve further reduces the discount rate.

Interest expense decreased $761,000 to $3,150,000 for the quarter ended September 30, 2008.  The main component of the decrease in interest expense was a $542,000 decrease in interest paid on certificates of deposits.  Since 2005, the Company has generally funded the growth in its loan portfolio with borrowed funds, primarily Federal Home Loan Bank advances, and with certificates of deposit.  These sources of funds typically carry higher rates of interest than other sources of funds such as checking and money market accounts.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

The following presents, for the nine month periods ended September 30, 2008 and 2007, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Nine Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2008	2007	2008	2007	2008	2007	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$383,165	$345,621	7.35%	8.38%	$21,088	$21,654	$(566)	$(2,806)	$2,240
Taxable securities	113,039	118,541	4.82%	4.73%	4,081	4,190	(109)	82	(191)
Nontaxable securities	23,475	20,342	3.91%	3.90%	688	594	94	2	92
Federal funds sold	12,155	8,903	2.59%	5.27%	236	351	(115)	(217)	102
Interest bearing deposits in banks	14,398	5,748	3.76%	6.16%	405	265	140	(135)	275
Total earning assets	546,232	499,155	6.48%	7.25%	26,498	27,054	(556)	(3,074)	2,518
Cash and due from banks	15,010	13,880
Allowance for loan losses	(5,575)	(4,772)
Other assets	61,876	51,069
Total	$617,543	$559,332

Liabilities and Equity
Interest bearing demand (2)	$149,032	$129,212	1.49%	1.85%	$1,657	$1,788	$(131)	$(381)	$250
Savings	44,064	39,192	0.72%	0.72%	237	212	25	-	25
Certificates of deposit	252,601	223,851	4.21%	4.72%	7,966	7,900	66	(900)	966
Total interest bearing deposits	445,697	392,255	2.96%	3.37%	9,860	9,900	(40)	(1,281)	1,241
Borrowed funds	10,093	9,651	4.37%	5.75%	330	415	(85)	(103)	18
Total interest bearing liabilities	455,790	401,906	2.99%	3.43%	10,190	10,315	(125)	(1,384)	1,259
Noninterest bearing demand deposits	78,516	79,521
Other liabilities	10,247	5,011
Redeemable common stock held by ESOP	782	1,054
Shareholders' equity	72,208	71,840
Total	$617,543	$559,332
Net interest income					$16,308	$16,739	$(431)	$(1,690)	$1,259
Net interest margin			3.99%	4.48%
Net interest spread			3.49%	3.82%

 (1)  Daily averages.  Loans includes nonaccrual loans.
 (2)  Includes money market accounts

Net interest income for the nine months ended September 30, 2008 decreased $431,000 or 0.3% over the same period in 2007.  The $431,000 decline in net interest income is attributable to a $1,690,000 decline relating to changes in interest rates offset by a $1,259,000 increase in interest expense relating to changes in the average balances of interest earning assets and interest bearing liabilities.  As a result of Federal Reserve reductions in the discount rate, the average discount rate for the nine-month period ending September 30, 2008 was approximately 344 basis points lower than the same period in 2007.  These reductions have contributed to a reduction in the average yield on earning assets from 7.25% during the nine month period ending September 30, 2007 to 6.48% in the same period in 2008.  During the same period, the average cost of funds declined from 3.43% in 2007 to 2.99% in 2008.  The net interest margin declined 49 basis points from 4.48% for the period ended September 30, 2007 to 3.99% for the current year period.  The net interest spread decreased from 3.82% in 2007 to 3.49% in 2008.   We expect that our net interest margin and net interest spread to face continued pressure as the Federal Reserve further reduces the discount rate.

Index

Total interest income decreased $556,000 to $26.5 million for the nine-month period ended September 30, 2008.  Interest income earned on loans decreased $566,000.  Of this decrease, $2,806,000 relates to reduction in interest due to the reduction in the average yield of the loan portfolio from 8.38% to 7.35%, caused by a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.  Offsetting this decrease was a $2,240,000 increase in interest due to the $37.5 million growth in the average balance of loans.

Interest expense decreased $125,000 to $10.2 million for the nine-month period ended September 30, 2008 primarily due to reductions in the levels of rates paid for funds.  The main component of the decrease in interest expense was a decrease in interest paid on interest bearing demand deposits.  The average rate on these funds decreased from 1.85% in 2007 to 1.49% for the 2008 period, and the average balance increased $19.8 million.

Other Income. Total other income for the three-month period ended September 30, 2008 amounted to $1,170,000, compared to $1,788,000 for the same period in 2007, a decrease of $618,000.  For the nine-month period, total other income was $4,932,000 compared to $4,892,000 in 2007, an increase of $40,000.  The addition of Bank of Chickamauga accounted for $303,000 of additional other income for the nine-month period.

Service charges (including NSF and overdraft charges) on deposit accounts decreased $11,000 or 1.1% for the three-month period and increased $216,000 or 7.8% for the nine-month period.  As a percentage of interest-bearing and non-interest bearing checking accounts, these service charges were 1.79% and 1.92% for the three-month periods ended September 30, 2008 and 2007 and 1.75% and 1.77% for the nine-month periods in 2008 and 2007, respectively.  Other service charges and fees increased $57,000 for the three-month period in 2008 and $191,000 for the nine month period.  For the three month period, the increase results primarily from a $38,000 increase in debit card fees and a $47,000 increase in ATM fee income.   For the nine month period, debit card fees increased $96,000 and ATM fee income increased $28,000. The change applicable to the addition of Chickamauga accounted for approximately $50,000 of the increase.

Gain on sale of loans was $31,000 for the three months ended September 30, 2008 compared to $112,000 in 2007 due to decreased volume of loans sold.  Included in the gain on sale of loans are mortgage servicing rights of $17,000 and $72,000 for the three month periods ended September 30, 2008 and 2007, respectively.  For the nine-month period, gain on sale of loans was $251,000 compared to $350,000 in 2007, including recognition of mortgage servicing rights of $121,000 and $202,000.  The following presents the activity in the Company’s mortgage servicing rights in 2008 and 2007:

	Three Months		Nine Months
(dollars in thousands)	2008	2007	2008	2007

Beginning balance	$556	$465	$510	$375
Servicing rights recognized	17	60	121	202
Amortization expense	(34)	(39)	(92)	(91)
Ending balance	$539	$486	$539	$486

In the third quarter, the Company recorded a $570,000 impairment loss on its investment of preferred stock of the Federal National Mortgage Association (“Fannie Mae”).  The loss was recognized as Fannie Mae was taken into conservatorship by the federal government in September.  The securities were written down to their estimated fair value as of September 30.  In 2008, the Company recorded gains calls of securities of $-0- and $119,000 for the three and nine month periods ended September 30, 2008.  The securities were called as the reduction in the levels of interest rates made it advantageous for the issuers of the debt securities to redeem the securities.

Income from bank-owned life insurance increased $2,000 during the three-month period, and $91,000 for the nine-month period.  The increase for the nine-month period includes $76,000 which relates to the insurance policies assumed in the acquisition of Bank of Chickamauga.

Other Expenses.  Other expenses for the three-month period ended September 30, 2008 amounted to $5,388,000 compared to $5,120,000 for the same period in 2007, an increase of $268,000 or 5.2%.  For the nine-month period, total other expenses were $15,782,000 compared to $14,165,000 for the same period in 2007, an increase of $1,617,000 or 11.4%.  The acquisition of Chickamauga accounted for $1,080,000 of the increase for the nine month period.

The largest component of other expenses is salaries and employee benefits, which increased $99,000, or 3.5%, for the three-month period and $889,000 or 11.4% for the nine month period ended September 30, 2008.  The acquisition of Chickamauga accounted for $556,000 of the increase for the nine month period.   Excluding the impact of acquisitions, salaries and employee benefits increased 532,000 or 6.8% for the nine month period.  Costs associated with the implementation of EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements accounted for $25,000 of the increase for the three months and $75,000 for the nine month period. Other increases are related to merit increases and branch expansion.  The compensation cost that was charged against income for our stock option plans was $26,000 for each of the three month periods ended September 30, 2008 and 2007, and $79,000 for each of the nine month periods.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2008 is $246,000 which will be recognized over the weighted average period of approximately 2.38 years.

Index

Amortization of intangibles did not change for the three month periods and increased $43,000 for the nine month periods due to the acquisition of Chickamauga.   Equipment and occupancy expenses increased $103,000 for the quarter and $356,000 for the year to date.  The acquisition of Chickamauga accounts for $87,000 of the year to date increase.  Occupancy expenses increased $103,000 for the three-month period which includes $41,000 of higher depreciation costs and $23,000 in increased rent expense relating to branch expansion.  For the year to date periods, depreciation expense increased $134,000.  Other operating expenses increased $66,000 for the three month period and $329,000 for the nine month period.  For the nine month period, $389,000 relates to the acquisition of the Bank of Chickamauga.

As a percentage of average total assets, other expenses were 3.47% and 3.38% of for the three month periods ended September 30, 2008 and 2007, and 3.41% and 3.38% for the nine-month periods ended September 30, 2008 and 2007, respectively.

Income Taxes. The Company recorded an income tax benefit of $22,000 and income tax expense of $710,000 for the three month periods ended September 30, 2008 and 2007.  Effective tax rates for the three month periods ended September 30, 2008 and 2007 were (4.8%) and 30.6%, respectively.   For the nine-month periods ended September 30, 2008 and 2007, income tax expense was $663,000 and $2,174,000, respectively, with effective tax rates of 21.0% and 31.3%. Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.  Effective tax rates are lower in 2008 than in 2007 as tax exempt income represented 88.1% of income before income taxes for the three-month period in 2008 compared to 17.3% for the same period in 2007, and 38.3% for the nine-month period in 2008 compared to 14.5% for the same period in 2007.   During the quarter ended September 30, 2008 the Company recorded a tax benefit related to the other than temporary impairment charge for the Fannie Mae preferred stock as the Company had sufficient capital gains to carryback and capital gain tax planning strategies to offset the loss.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of September 30, 2008, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

If needed, our banks have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions.  At September 30, 2008, the banks had available additional federal funds lines of credit totaling $23.0 million in place with five banks and $49.7 million of available funds on their lines of credit with the Federal Home Loan Bank of Atlanta.

At September 30, 2008, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1	Tier 1 Risk-	Total Risk-
	Leverage	Based	Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at September 30, 2008
Consolidated	9.27%	12.75%	13.98%
Bank of Upson	9.47%	12.48%	13.69%
The First National Bank of Polk County	12.16%	17.92%	19.18%
Peachtree Bank	9.31%	10.81%	12.05%
Bank of Chickamauga	8.49%	15.82%	17.08%

Capital ratios may decline as asset growth continues, but are expected to continue to exceed minimum regulatory requirements.  At September 30, 2008, the Banks were considered “well capitalized” by regulatory definitions.

Index

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Secretary Paulson announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Treasury has announced that publicly traded institutions that wish to participate in the TARP Capital Purchase Program must apply before 5:00 p.m. (EST) on November 14, 2008, but that it intends to extend the deadline and promulgate different investment terms for institutions that are not publicly traded.  Institutions that receive Treasury approval to participate in the TARP Capital Purchase Program have 30 days to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the Treasury.

Eligible financial institutions can generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1% to 3% of the institution’s risk-weighted assets. In the case of the Company, this would permit the Company to apply for an investment by the U.S. Treasury of between approximately $4.37 million and $13.12 million.  We believe that our current capital levels will be adequate to sustain our operations and growth.  However, given the uncertainties present in the economy, the Company has elected to apply for the maximum capital of $13.12 million.

Also, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the unsecured senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. All institutions are covered automatically under the Temporary Liquidity Guarantee Program until the opt out deadline of December 5, 2008.  The Company is currently is evaluating whether to opt out of the Temporary Liquidity Guarantee Program.

At September 30, 2008, the Company had $6,555,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a requirement for each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets.  At September 30, 2008, the ratio of nonperforming assets (which includes nonaccrual loans, loans 90 days or more past due and still accruing, and other real estate) to total assets for  the four bank subsidiaries ranged from 1.39% to 2.11% which was in excess of the 1.00% allowed under the Loan and Stock Pledge Agreement.  At June 30, 2008, the Company was in violation of the covenant, and the Company obtained a waiver of covenant from Silverton Bank.  The Company is working with Silverton to obtain a waiver for the quarter ended September 30, 2008.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of September 30, 2008.

Index

Commitments and Contractual Obligations
(Dollars in thousands)

	Less than
	one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$269,278	$-	$-	$-	$269,278
Certificates of Deposit	182,344	44,223	19,152	-	245,719
Federal funds purchased	609	-	-	-	609
Short-term borrowed funds	14,973	-	-	-	14,973
Long-term borrowed funds	-	1,311	1,311	3,933	6,555
Deferred compensation	43	125	500	3,947	4,615
Construction commitments	-	-	-	-	-
Leases	137	156	168	330	791

Total contractual obligations	$467,384	$45,815	$21,131	$8,210	$542,540

Commitments
Commitments to extend credit	$29,986	$-	$-	$-	$29,986
Credit card commitments	8,974	-	-	-	8,974
Commercial standby letters of credit	882	-	-	-	882

Total commitments	$39,842	$-	$-	$-	$39,842

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

At September 30, 2008, the Company had $6,555,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a requirement for each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets.  At September 30, 2008, the ratio of nonperforming assets (which includes nonaccrual loans, loans 90 days or more past due and still accruing, and other real estate) to total assets for  the four bank subsidiaries ranged from 1.39% to 2.11% which was in excess of the 1.00% allowed under the Loan and Stock Pledge Agreement.  At June 30, 2008, the Company was in violation of the covenant, and the Company obtained a waiver of covenant from Silverton Bank.  The Company is working with Silverton to obtain a waiver for the quarter ended September 30, 2008.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to vigorously pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

Index

Actions by other financial institutions during a weakened economy could negatively impact our financial performance.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As financial institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory.  While the Company and all of its subsidiary banks are considered “well capitalized” according to regulatory definition, the perception of the banking industry has weakened in the market place.  In this environment, there has been heightened attention on coverage amounts of FDIC Insurance.  If our deposit customers should move a portion of their funds based on applicable deposit levels, our operating results would be affected.

The Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system.  A number of programs are being developed and implemented under EESA.  The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve.  The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SouthCrest Financial Group, Inc.
(Registrant)

DATE: November 14, 2008	BY:	/s/ Larry T. Kugl
Larry T. Kuglar.
President and Chief Executive Officer

DATE: November 14, 2008	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer