Form 10-K
period 2008-12-31
SOUTHCREST FINANCIAL GROUP INC
filed 2009-04-03
CIK 1279756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:  000-51287
___________________

SOUTHCREST FINANCIAL GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2256460
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 North Glynn Street, Suite B, Fayetteville, Georgia	30214
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2008, was approximately $37,552,700, based on the registrant’s closing sales price as reported on the NASDAQ Over-the-Counter Bulletin Board.  There were 3,921,528 shares of the registrant’s common stock outstanding as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2008	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009	Part III

PART I

ITEM 1.	BUSINESS

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

Information About SouthCrest Financial Group, Inc.

Description of Business

SouthCrest Financial Group, Inc. (the “Company” or “SouthCrest”) is a bank holding company headquartered in Fayetteville, Georgia.  SouthCrest was incorporated under the laws of the State of Georgia on August 15, 1996 as Upson Bankshares, Inc. and is registered under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Georgia.  SouthCrest conducts its operations through its wholly owned subsidiaries (collectively the “Banks”), Bank of Upson (“Upson”), The First National Bank of Polk County (“FNB Polk”), Peachtree Bank (“Peachtree”) and Bank of Chickamauga (“Chickamauga”).  The Company was created on September 30, 2004 when Upson Bankshares, Inc. and First Polk Bankshares, Inc. merged and adopted the name SouthCrest Financial Group, Inc.

Bank of Upson / Meriwether Bank and Trust / SouthCrest Bank

Bank of Upson was chartered in 1951 under the laws of the State of Georgia.  Upson is headquartered in Thomaston, Upson County, Georgia and operates a total of seven full-service banking locations and seventeen 24-hour ATM sites in Meriwether, Spalding, Fayette and Upson Counties in western Georgia.  In Upson County, Georgia, Upson operates its main office and a full-service branch.  In Meriwether County, Georgia, Upson operates three full-service branches under the trade name "Meriwether Bank & Trust:" the Manchester and Warm Springs branches were purchased in 1999, and the Luthersville branch was purchased in 2002.  In Fayette County, Georgia, Upson has two full-service de-novo branches which it operates under the trade name “SouthCrest Bank” – the Fayetteville branch was opened in 2004 and the Tyrone branch was opened in 2007.  Effective April 30, 2009 the Fayette County operations will be consolidated at the Tyrone branch office.

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

Asset and Liability Management.  The Banks manage their assets and liabilities in an effort to provide adequate liquidity, and at the same time, to achieve the maximum net interest rate margin.  These management functions are conducted within the framework of written loan and investment policies.  The banks attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

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

We currently conduct business principally through the Banks’ fourteen branches in their market areas of Fayette, Meriwether, Polk, Upson and Walker Counties, Georgia and Chilton County, Alabama.  Based upon data available on the FDIC website as of June 30, 2008, SouthCrest’s total deposits ranked 1st among financial institutions in our market area, representing approximately 14.0% of the total deposits in our market area.  The table below shows our deposit market share collectively and by each Bank in the counties we serve according to data from the FDIC website as of June 30, 2008.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Upson
Fayette County	2	$8	$1,854	16	0.8%
Meriwether County	3	88	233	1	37.9%
Upson County	2	167	373	1	44.6%
Upson Total	7	270	2,460	2	11.0%

FNB Polk
Polk County	3	143	421	1	34.0%
FNB Polk Total	3	143	421	1	34.0%

Chickamauga
Walker County	2	61	502	4	12.2%
Chickamauga Total	2	61	502	4	12.2%

Georgia Total	12	474	3,384	1	14.0%

Peachtree
Chilton County	2	56	412	4	13.5%
Peachtree Total	2	56	412	4	13.5%

Alabama Total	2	56	412	4	13.5%

SouthCrest	14	$530	$3,796	1	14.0%

Employees.  As of December 31, 2008, the Company and the Banks had a total of 226  full-time equivalent employees.  Certain executive officers of the Banks also serve as officers of SouthCrest Financial Group, Inc.  We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

SUPERVISION AND REGULATION

Both the Company and the Banks are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws and regulations are generally intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

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

—
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

—	acquiring all or substantially all of the assets of any bank; or

—	merging or consolidating with any other bank holding company.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

—	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

—	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934.  The regulations also provide a procedure for challenging the rebuttable presumption of control.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.  At December 31, 2008, the Banks qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”).  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lowest risk category, Risk Category I, rates vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized,; (2) adequately capitalized; and (3) undercapitalized.  These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.  The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.  For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category. capital group and supervisory subgroup. Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits.  Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments.  As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system.  Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits.  Risk Categories II, III, and IV will be have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively.  These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits.  As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order~~,~~ or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system.  The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program. Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program. Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009.  For the eligible non-interest-bearing transaction deposit accounts (including accounts swept from a non-interest bearing transaction account into an non-interest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to non-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured.  The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

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

The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

—	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

—
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Other Regulations. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates.  The Banks’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

—	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

The payment of dividends by the Company and the Banks may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2008, the Banks could pay $868,000 in aggregate cash dividends without prior regulatory approval, subject to the limitations described herein.

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

Our net interest income could continue to be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our market area.

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

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on six occasions to reduce interest rates by a total of 400 - 425 basis points since September 2007, which likely will continue to stress  our net interest income during the first half of 2009 and the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2009, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

A prolonged economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

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

As of December 31, 2008, approximately 85% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition.  Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

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

At December 31, 2008, the Company had $6,412,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  The stock of our subsidiary banks is pledged as collateral for this loan.  The loan contains certain restrictive covenants including, among others, a required debt service coverage ratio of 1.25, defined as net income of subsidiary banks multiplied by 50%, divided by the annual debt service of the Company. The Company is working with Silverton Bank to obtain a waiver of this covenant.  If the Company remains outside this covenant and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bank would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bank would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends.

Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.

The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.

A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.

The Company may be required to take other-than-temporary impairment charges on various securities in its investment portfolio.  In particular, the Company may be required recognize other-than-temporary impairment charges with respect to preferred stock having an original cost of $900,000 and subordinated debt securities having original cost of $2,000,000 issued by companies operating in the banking and financial services industry.  In addition, depending on various factors, including the fair values of other securities that we hold, we may be required to take additional other-than-temporary impairment charges on other investment securities.  Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.

A reduction in the fair value attributable to  acquired units of our business may result in the Company having to recognize a non-cash core deposit intangible or goodwill impairment charges, which would negatively impact our earnings and, consequently, our ability to pay dividends.

The Company completed its acquisition of FNB Polk in 2004, Peachtree Bank in 2006, and Bank of Chickamauga in 2007.  In connection with these acquisitions, we recorded a total of $14,255,000 in goodwill as an intangible asset on the balance sheets of the banks acquired.  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires us to make a periodic assessment of any goodwill we carry on our balance sheet by comparing the current fair value of each unit for which goodwill has been recognized to that unit's book value.  In the event that the assessment shows that the book value of any unit exceeds its fair value, we must take a non-cash goodwill impairment charge equal to the difference between relevant book and fair values.  While such a goodwill impairment charge would have no impact on our regulatory capital ratios or liquidity position, it would result in a reduction of our earnings.  As the Company’s ability to pay dividends is dependent upon its level of retained earnings, any future goodwill impairment charge would generally reduce the funds from which such dividends may be drawn.  See “Supervision and Regulation,” on page 5.

The goodwill impairment assessment must occur on at least an annual basis, or more frequently as changing circumstances would dictate.  The Company normally performs its annual assessment on August 31 of each year. After its most recent regular annual assessment, we determined that no core deposit intangible or goodwill impairment charges were necessary.  However, the weakening of real estate markets, both nationally and locally in our primary market area, the tightening of credit, and other events of the past months have generally resulted in the lowered market valuation of financial institutions operating in the southeastern United States, including the Company.  As a result, we undertook a supplemental assessment of our core deposit intangible and goodwill assets as of December 31, 2008, and determined that a core deposit intangible impairment of $1.3 million and a goodwill impairment charge of $7.9 million was necessary.  After these impairment charges, the Company has $2,051,000 of core deposit intangible and $6,397,000 in goodwill remaining.  However, there can be no guarantee that the results of future impairment assessments may require that we realize additional impairment charges.

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

We expect to continue to engage in new branch expansion in the future.  We may also seek to acquire other financial institutions, or parts of those institutions.  Expansion involves a number of risks, including:

●	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

●	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

●	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

●
in the event of an acquisition, costs or difficulties related to the integration of our businesses may be greater than expected, and we may experience deposit attrition, customer loss or revenue loss that is greater than expected

●	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

●	we may enter into new markets where we lack experience; and

●	we may introduce new products and services with which we have no prior experience into our business.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our Chairman, Daniel Brinks, and President and CEO, Larry Kuglar.   This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our recent growth and the current challenging economic environment will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.  In addition, loss of key loan officers can also adversely affect our loan growth, which may adversely impact future profitability.

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

Our directors and executive officers, as a group, beneficially owned approximately 19.8% of our fully diluted outstanding common stock as of December 31, 2008.  As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Risks Related to our Industry

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and nonperforming assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

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

Upson's main banking office is located at 108 South Church Street, Thomaston, Georgia  30286.  In 2005, Upson began rebuilding this facility, enlarging it from approximately 16,000 square feet to 26,000 square feet.  This project was completed in 2007.  Upson's operations center occupies 12,500 square feet in a facility located at 732 Technology Parkway, Thomaston, Georgia  30286.  Construction of this facility began in 2007 and was completed in 2008.  Upson also owns banking offices at the following locations:  (i) 943 North Church Street, Thomaston, Georgia  30286, (ii) 406 West Main Street, Manchester, Georgia  31816, (iii) 121 Broad Street, Warm Springs, Georgia 31830, and (iv) 14 North Main Street, Luthersville, Georgia  30251.  Upson leases two branches in Fayette County, Georgia, at 600 North Glynn Street, Fayetteville, Georgia  30214, and 105 St. Stephens Court, Suite A,  Tyrone, Georgia 30290.  The office in Fayetteville will be closed effective April 30, 2009 as the Fayette County operations will be consolidated at the Tyrone Branch.  Upson’s offices in Manchester, Warm Springs, and Luthersville, Georgia are located within Meriwether County, Georgia and do business as Meriwether Bank & Trust.  The offices in Fayetteville and Tyrone, Georgia are located in Fayette County and do business as SouthCrest Bank.  Bank of Upson owns 17 ATMs, which are located within Upson, Fayette, and Meriwether Counties.

FNB Polk’s main office is at 967 North Main Street, Cedartown, Georgia.  The main office was built in 1991 and occupies 26,500 square feet.  FNB Polk also owns and operates a full-service downtown branch at 117 West Avenue, Cedartown, Georgia.  The branch occupies 10,000 square feet.  In 1973, FNB Polk opened a full-service Rockmart branch at 131 West Elm Street, Rockmart, Georgia.  The branch was enlarged from 4,200 square feet to approximately 9,200 square feet in project completed in 2005 at a cost of $895,000.

Peachtree’s main office is at 9411 Highway 22, Maplesville, Alabama.  The main office was built in 1961 and occupies 4,200 square feet.  Peachtree also owns and operates a full service branch located at 1501 North 17th Street in Clanton, Alabama.  This branch was built in 1994 and occupies 3,500 square feet.

Chickamauga’s main office is at 201 Gordon Street, Chickamauga, Georgia.  The main office was built in 1910 and occupies 12,000 square feet.  Chickamauga also owns and operates a full service branch located at 112 Lafayette Road, Chickamauga, Georgia.  This branch was established in 1974 and occupies 2,300 square feet.  A new branch facility occupying 3,700 square feet is under construction on the same site.  The new facility is expected to be completed in April 2009 after which time the old building will be demolished.

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of shareholders of SouthCrest Financial Group, Inc., through the solicitation of proxies or otherwise.

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

	2007		2008
	High	Low	High	Low

First Quarter	$24.80	$23.02	$20.25	$14.51
Second Quarter	$25.50	$23.00	$17.00	$12.50
Third Quarter	$23.50	$21.40	$15.00	$12.25
Fourth Quarter	$22.00	$19.50	$13.25	$7.60

On March 27, 2009, the Company had approximately 880 shareholders of record of our common stock.

The Company has generally declared a dividend on the first business day of each quarter, to be paid on the last business day of that month, with the record date normally being two weeks prior to the payment date.  The table below shows the quarterly dividends paid during 2007 and 2008.

	2007	2008
First Quarter	$0.130	$0.130
Second Quarter	0.130	0.130
Third Quarter	0.130	0.130
Fourth Quarter	0.130	0.130

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	-		$-	-	-
November 2008		$		-	-
December 2008	2,722		$9.54	-	-
Total	2,722		$9.54	-	-

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The response to this item is included in the section of the same title contained in the Company's 2008 Annual Report to Shareholders and is incorporated herein by reference.  See Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 8.	FINANCIAL STATEMENTS

The response to this item is included in the section of the same title contained in the Company's 2008 Annual Report to Shareholders and is incorporated herein by reference.  See Exhibit 13.2.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that SouthCrest Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes to Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009 under the headings “Proposal One: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009 under the headings “Proposal One: Election of Directors – Director Compensation” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009 under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The table below sets forth information regarding shares of the Company’s common stock authorized for issuance under the 2005 Stock Incentive Plan as of December 31, 2008.  The 2005 Stock Incentive Plan was approved by the Shareholders on May 12, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	185,400	$23.44	363,600

Equity compensation plans not approved by security holders	--	--	--

Total	185,400	$23.44	363,600

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this Item is included in the Company’ s Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009 under the headings “Proposal One: Election of Directors – Director Independence” and “Related Party Transactions” and is incorporated herein by reference.

ITEM14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009 under the heading “Audit Committee Matters” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Exhibit
3.1	Articles of Incorporation[1]
3.2	Amended and Restated Bylaws [1]
3.3	Amendment to Bylaws [2]
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson [1]
10.2	Agreement and Plan of Share Exchange with Bank of Chickamauga [3]
10.3*	Employment Agreement with Daniel W. Brinks [4]
10.4*	First Amendment to Employment Agreement with Daniel W. Brinks
10.5*	Salary Continuation Agreement with Daniel W. Brinks [5]
10.6*	First Amendment to Salary Continuation Agreement with Daniel W. Brinks
10.7*	Joint Beneficiary Designation Agreement with Daniel W. Brinks [5]
10.8*	Employment Agreement with Larry T. Kuglar [6]
10.9*	First Amendment to Employment Agreement with Larry T. Kuglar
10.10*	Salary Continuation Agreement with Larry T. Kuglar [5]
10.11*	First Amendment to Salary Continuation Agreement with Larry T. Kuglar
10.12*	Joint Beneficiary Designation Agreement with Larry T. Kuglar [5]
10.13*	Employment Agreement with Douglas J. Hertha [6]
10.14*	First Amendment to Employment Agreement with Douglas J. Hertha
10.15*	Salary Continuation Agreement with Douglas J. Hertha [5]
10.16*	First Amendment to Salary Continuation Agreement with Douglas J. Hertha
10.17*	Joint Beneficiary Designation Agreement with Douglas J. Hertha [5]
10.18*	Employment Agreement with Harvey N. Clapp [7]
10.19*	First Amendment to Employment Agreement with Harvey N. Clapp
10.20*	Executive Salary Continuation Agreement with Harvey N. Clapp [7]
10.21*	First Amendment Executive Salary Continuation Agreement with Harvey N. Clapp
10.22*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [8]
10.23*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
_________________________
*	Indicates a compensatory plan or contract.
[1]	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.
[2]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[3]	Incorporated by reference to the Current Report on Form 8-K dated February 23, 2007.
[4]	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004.
[5]	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.
[6]	Incorporated by reference to the Current Report on Form 8-K dated February 15, 2005.
[7]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[8]	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Number	Exhibit
10.23*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
10.24*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2008 Annual Report to Shareholders – Management’s Discussion and Analysis
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2008 Annual Report to Shareholders – Consolidated Financial Statements
21.1	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHCREST FINANCIAL GROUP, INC.

By:	/s/ Larry T. Kuglar
Larry T. Kuglar
Chief Executive Officer

Date:	April 3, 2009

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

Signature	Title	Date

/s/ Daniel W. Brinks	Chairman and Chief Operating Officer	April 3, 2009
Daniel W. Brinks

/s/ Larry T. Kuglar	Director, President and Chief Executive Officer	April 3, 2009
Larry T. Kuglar	(Principal Executive Officer)

/s/ Douglas J. Hertha	Senior Vice President and Chief Financial Officer	April 3, 2009
Douglas J. Hertha	(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ Richard T. Bridges	Director	April 3, 2009
Richard T. Bridges

/s/ Harvey N. Clapp	Director	April 3, 2009
Harvey N. Clapp

/s/ Joan B. Cravey	Director	April 3, 2009
Joan B. Cravey

/s/ Zack D. Cravey, Jr.	Director	April 3, 2009
Zack D. Cravey, Jr.

/s/ Dr. Warren Patrick	Director	April 3, 2009
Dr. Warren Patrick

/s/ Michael D. McRae	Director	April 3, 2009
Michael D. McRae

/s/ Harold W. Wyatt, Jr.	Director	April 3, 2009
Harold W. Wyatt, Jr.

/s/ Harold W. Wyatt, III	Director	April 3, 2009
Harold W. Wyatt, III

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Incorporation[9]
3.2	Amended and Restated Bylaws [1]
3.3	Amendment to Bylaws [10]
4.1	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lease Contract, dated September 14, 1993, between Truitt A. Mallory and Bank of Upson [1]
10.2	Agreement and Plan of Share Exchange with Bank of Chickamauga [11]
10.3*	Employment Agreement with Daniel W. Brinks [12]
10.4*	First Amendment to Employment Agreement with Daniel W. Brinks
10.5*	Salary Continuation Agreement with Daniel W. Brinks [13]
10.6*	First Amendment to Salary Continuation Agreement with Daniel W. Brinks
10.7*	Joint Beneficiary Designation Agreement with Daniel W. Brinks [5]
10.8*	Employment Agreement with Larry T. Kuglar [14]
10.9*	First Amendment to Employment Agreement with Larry T. Kuglar
10.10*	Salary Continuation Agreement with Larry T. Kuglar [5]
10.11*	First Amendment to Salary Continuation Agreement with Larry T. Kuglar
10.12*	Joint Beneficiary Designation Agreement with Larry T. Kuglar [5]
10.13*	Employment Agreement with Douglas J. Hertha [6]
10.14*	First Amendment to Employment Agreement with Douglas J. Hertha
10.15*	Salary Continuation Agreement with Douglas J. Hertha [5]
10.16*	First Amendment to Salary Continuation Agreement with Douglas J. Hertha
10.17*	Joint Beneficiary Designation Agreement with Douglas J. Hertha [5]
10.18*	Employment Agreement with Harvey N. Clapp [15]
10.19*	First Amendment to Employment Agreement with Harvey N. Clapp
10.20*	Executive Salary Continuation Agreement with Harvey N. Clapp [7]
10.21*	First Amendment Executive Salary Continuation Agreement with Harvey N. Clapp
10.22*	SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [16]
10.23*	Form of Incentive Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
_________________________
*	Indicates a compensatory plan or contract.
[1]	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-112845), as filed with the SEC on February 13, 2004.
[2]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[3]	Incorporated by reference to the Current Report on Form 8-K dated February 23, 2007.
[4]	Incorporated by reference to the Current Report on Form 8-K dated September 30, 2004.
[5]	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2006.
[6]	Incorporated by reference to the Current Report on Form 8-K dated February 15, 2005.
[7]	Incorporated by reference to the Current Report on Form 8-K dated October 31, 2006.
[8]	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Number	Exhibit
10.24*	Form of Nonqualified Stock Option under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan [5]
13.1	Excerpts from the SouthCrest Financial Group, Inc. 2008 Annual Report to Shareholders – Management’s Discussion and Analysis
13.2	Excerpts from the SouthCrest Financial Group, Inc. 2008 Annual Report to Shareholders – Consolidated Financial Statements
21.1	Subsidiaries of the Registrant
23.1	Consent of Dixon Hughes PLLC
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002