Form 10-Q
period 2009-03-31
SOUTHCREST FINANCIAL GROUP INC
filed 2009-05-15
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐     No   ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009: 3,931,528.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Unaudited)
(In thousands, except share and per share data)

Assets	March 31, 2009	December 31, 2008*
Cash and due from banks	$26,599	$18,267
Interest-bearing deposits at other financial institutions	21,402	16,763
Federal funds sold	2,984	7,776
Securities available for sale	87,810	78,910
Securities held to maturity (fair value $36,939 and $40,302)	36,362	39,216
Restricted equity securities, at cost	1,942	2,294
Loans held for sale	1,785	349
Loans, net of unearned income	398,698	395,788
Less allowance for loan losses	7,490	7,285
Loans, net	391,208	388,503
Bank-owned life insurance	17,164	16,997
Premises and equipment, net	19,623	19,373
Goodwill	6,397	6,397
Intangible assets, net	2,440	2,577
Other real estate owned	6,055	5,592
Other assets	7,921	7,537
Total assets	$629,692	$610,551

Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$75,534	$75,912
Interest-bearing	470,342	443,789
Total deposits	545,876	519,701
Short-term borrowed funds	6,961	15,115
Long-term borrowed funds	1,667	1,667
Other liabilities	10,861	9,546
Total liabilities	565,365	546,029

Commitments and contingencies

Redeemable common stock held by ESOP	476	494

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,931,528 issued	3,932	3,932
Preferred stock, no par value; 10,000,000 shares authorized, 0 shares issued	-	-
Additional paid-in capital	49,839	49,812
Retained earnings	9,594	9,700
Unearned compensation - ESOP	(326)	(326)
Accumulated other comprehensive income	812	910
Total stockholders' equity	63,851	64,028
Total liabilities, redeemable common stock, and stockholders' equity	$629,692	$610,551
See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except share and per share data)

	2009	2008
Interest income:
Loans	$6,408	$7,371
Securities - taxable	1,040	1,394
Securities - nontaxable	264	229
Federal funds sold	3	136
Interest-bearing deposits at other banks	148	124
Total interest income	7,863	9,254

Interest expense:
Deposits	2,612	3,582
Other borrowings	66	134
Total interest expense	2,678	3,716

Net interest income	5,185	5,538
Provision for loan losses	874	355
Net interest income after provision for loan losses	4,311	5,183

Other income:
Service charges on deposit accounts	791	957
Other service charges and fees	430	395
Net gain on sale of loans	218	113
Net gain on sale and call of securities	10	90
Income on bank-owned life insurance	167	181
Other operating income	181	185
Total other income	1,797	1,921

Other expenses:
Salaries and employee benefits	3,266	2,840
Equipment and occupancy expenses	643	594
Amortization of intangibles	230	268
Other operating expenses	1,616	1,430
Total other expenses	5,755	5,132

Income before income taxes	353	1,972
Income tax (benefit) expense	(34)	567
Net income	$387	$1,405

Basic and diluted earnings per share	$0.10	$0.36
Dividends per share	$0.130	$0.130
Average shares outstanding - basic and diluted	3,916,707	3,915,648

See Notes to Condensed Consolidated Financial Statements.

Index

Condensed Consolidated Statements of Comprehensive Income
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

Net income	$387	$1,405

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of taxes of ($60)and $242	(98)	395

Comprehensive income	$289	$1,800

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation	Stockholders'
	Shares	Par	Capital	Earnings	Income	(ESOP)	Equity

Balance, December 31, 2008	3,931,528	$3,932	$49,812	$9,700	$910	$(326)	$64,028
Net income	-	-	-	387	-	-	387
Cash dividends declared, $.13 per share	-	-	-	(511)	-	-	(511)
Stock-based compensation	-	-	27	-	-	-	27
Adjustment for shares owned by ESOP	-	-	-	18	-	-	18
Other comprehensive income (loss)	-	-	-	-	(98)	-	(98)
Balance, March 31, 2009	3,931,528	$3,932	$49,839	$9,594	$812	$(326)	$63,851

Balance, December 31, 2007	3,931,528	$3,932	$49,707	$17,881	$550	$(349)	$71,721
Net income	-	-	-	1,405	-	-	1,405
Adjustment resulting from adoption of EITF Issue 06-4	-	-	-	(735)	-	-	(735)
Cash dividends declared, $.13 per share	-	-	-	(511)	-	-	(511)
Stock-based compensation	-	-	27	-	-	-	27
Adjustment for shares owned by ESOP	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	395	-	395
Balance, March 31, 2008	3,931,528	$3,932	$49,734	$18,270	$945	$(349)	$72,532

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
OPERATING ACTIVITIES
Net income	$387	$1,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	332	298
Amortization of intangibles	230	268
Other amortization	27	(14)
Provision for loan losses	874	355
Stock compensation expense	27	27
Deferred income taxes	(226)	35
Income on bank-owned life insurance	(167)	(181)
Gain on sales and calls of investment securities	(10)	(90)
Decrease (increase) in interest receivable	2	(397)
Increase in income taxes payable	229	188
Increase in interest payable	277	217
Net gain on sale of loans	(218)	(113)
Originations of mortgage loans held for sale	(13,103)	(9,064)
Proceeds from sales of mortgage loans held for sale	11,792	8,461
Loss on sale of other real estate	11	-
(Increase) decrease in other assets	(98)	767
Increase in other liabilities	809	513
Net cash provided by operating activities	1,175	2,675
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	2,841	11,335
Purchases of securities available for sale	(18,195)	(21,873)
Proceeds from maturities of securities available for sale	9,091	9,904
Proceeds from redemption of restricted equity securities	352	145
Net (increase) decrease in interest-bearing deposits in banks	(4,639)	126
Net increase in loans	(4,103)	(4,188)
Purchase of premises and equipment	(582)	(1,057)
Proceeds from sale of other real estate owned	90	-
Net cash used in investing activities	(15,145)	(5,608)
FINANCING ACTIVITIES
Net increase in deposits	26,175	13,230
Repayments of short-term borrowed funds	(8,154)	(3,055)
Dividends paid	(511)	(511)
Net cash provided by financing activities	17,510	9,664
Net increase in cash and due from banks	3,540	6,731
Cash and cash equivalents at beginning of year	26,043	25,376
Cash and cash equivalents end of period	$29,583	$32,107

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$2,401	$3,499
Income taxes	164	-

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$564	$743
Increase in mortgage servicing rights	93	50
Decrease in redeemable common stock held by ESOP	(18)	(230)
Unrealized gain (loss) on securities available for sale, net	(158)	637

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

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

At March 31, 2009 and 2008, the Company had 185,400 and 191,400 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three month periods ended March 31, 2009 and 2008, these options were nondilutive.   The Company’s ESOP has a loan from the holding company secured by 14,821 shares of Company stock which have not been allocated to participant accounts and are therefore not considered outstanding for purposes of computing earnings per share.  The weighted average number of shares outstanding for purposes of computing earnings per share was 3,916,707 and 3,915,648 for the three month periods ended March 31, 2009 and 2008.

Index

NOTE 3 — LOANS RECEIVABLE

The composition of loans at March 31, 2009 and December 31, 2008 is summarized as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Commercial, financial, and agricultural	$17,922	$18,740
Real estate – construction	80,161	74,095
Real estate – mortgage	261,324	261,866
Consumer	33,147	35,552
Other	6,154	5,547
	398,708	395,800
Unearned income	(10)	(12)
Allowance for loan losses	(7,490)	(7,285)
Loans, net	$391,208	$388,503

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	March 31, 2009	March 31, 2008
Balance, beginning of year	$7,285	$4,952
Provision for loan losses	874	355
Loans charged off	(804)	(189)
Recoveries of loans previously charged off	135	178
Balance, end of period	$7,490	$5,296

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	9,225	9,164
Total impaired loans	$9,225	$9,164
Valuation allowance related to impaired loans	$1,122	$1,603
Average investment in impaired loans	$9,195	$5,920

There were $9,225,000 and $9,164,000 loans on nonaccrual status at March 31, 2009 and December 31, 2008.  Loans of $539,000 and $779,000 were past due ninety days or more and still accruing interest at March 31, 2009 and December 31, 2008, respectively.

(Dollars in thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans	$9,225	$9,164
Loans past due 90 days or more and still accruing	$539	$779
Loans restructured under troubled debt	$2,276	$-

The Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since the dates the loans were originated and for which it was probable, at acquisition, that all contractually required payments would not be collected.  Under the provisions of Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”), at the acquisition date these loans were recorded at a carrying value of $376,000, which was net of a nonaccretable adjustment of $183,000.  At March 31, 2009,  the carrying value for these loans had been reduced to $265,000 as a result of cash payments by the borrowers, chargeoff, or repossession.

Index

NOTE 4 — DEPOSITS

At March 31, 2009 and December 31, 2008, deposits were as follows:

(Dollars In Thousands)	March 31, 2009	December 31, 2008

Noninterest bearing deposits	$75,535	$75,912
Interest checking	90,761	95,979
Money market	58,398	54,545
Savings	44,918	42,651
Certificates of deposit	276,264	250,614
	$545,876	$519,701

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

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

The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At March 31, 2009, the Company had no acquired deferred income tax valuation allowances and income tax contingencies.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP changes existing guidance for determining whether impairment of debt securities is other than temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.

Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP, and the Company is currently evaluating the impact of adoption on the consolidated financial statements, but the Company does not believe that adoption will have a material impact.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.

Index

The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP. It is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. The FSP's requirements would be effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective for business combinations occurring after January 1, 2009. The impact of adoption of the FSP on the consolidated financial statements will depend on the nature, terms and size of future business combinations.

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

Index

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009
Securities available for sale	$87,810	$25	$86,775	$1,010

As of December 31, 2008
Securities available for sale	$78,110	$27	$77,089	$994

The securities measured as Level 3 include investment in the common stock of a bank holding company that is not listed on an exchange.  Its fair value is measured as a factor of book value.  There were no gains or losses for the three and nine months ended March 31, 2009 included in earnings that are attributable to the change in unrealized gains or losses of the Company’s securities available for sale at March 31, 2009.

For those securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2009 to March 31, 2009:

Index

Investment Securities Available For Sale

Beginning balance, January 1, 2009	$994
Total gains (losses) realized or unrealized
Included in earnings	-
Included in other comprehensive income	16
Transfers in (out) of Level 3	-
Ending balance, March 31, 2009	$1,010

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009
Impaired loans	$-	$-	$-	$8,103
Other real estate	-	-	-	6,055

As of December 31, 2008
Impaired loans	$-	$-	$-	$7,561
Other real estate	-	-	-	5,592

The values of loans held for sale are based on prices observed for similar pools of loans, appraisals provide by third parties and prices determined based on terms of investor purchase commitments. The value of impaired loans is determined by the estimated collateral value or by the discounted present value of the expected cash flows.

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings and a related valuation account for subsequent losses on other real estate owned is established when, in the opinion of Management, such losses have occurred. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate. Our ability to effect such sales is subject to market conditions and other factors, all of which are beyond our control. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

NOTE 7 — BORROWED FUNDS

At March 31, 2009, the Company had $6,253,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. has been formed to take over the operations of Silverton Bank. The stock of our subsidiary banks is pledged as collateral for this loan.  The terms of the line of credit contain certain restrictive covenants including, among others, a requirement of each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets, to be measured quarterly.  At the inception of the loan, the restriction relative to maximum levels of nonperforming assets required that these assets not exceed 1% of each subsidiary’s total assets.  The Company was in violation of this covenant for the second and third quarters of 2008 for which it received waivers from the lender.  The Company and the lender agreed to amend the covenants such that each subsidiary’s nonperforming assets may not exceed 5% of total assets as of December 31, 2008 and for each quarter of 2009.  Thereafter, this ratio would reduce by 1% during each quarter in 2010 so that the maximum ratio returns to 1% of total assets by December 31, 2010.

Index

At December 31, 2008, as a result of its impairment of its goodwill and core deposit intangible assets, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio, defined as net income of subsidiary banks for the prior four quarters multiplied by 50%, divided by the annual debt service of the Company.  The Company is currently negotiating with Silverton Bridge Bank, N.A. to obtain a waiver for these covenant violations as well.  If the Company is in violation of covenants under the loan and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bridge Bank, N.A. would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bridge Bank, N.A. would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

NOTE 8.  FDIC SPECIAL ASSESSMENT

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposed the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC proposes to collect this assessment on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 20 basis points if necessary to maintain public confidence in federal deposit insurance. Based on the Company's average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $1.0 million. This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress passes legislation that would expand the FDIC's line of credit with the Treasury to $100 billion. Legislation to increase the FDIC's borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

On May 6, 2009, the Senate passed a bill which expand the FDIC's line of credit with the Treasury to $100 billion. This bill is still subject to passage by the House of Representatives and signature by the President.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC. In addition, the bill expanding the FDIC's borrowing authority, also would allow the FDIC to levy bank holding companies for any systemic special assessment if they stand to benefit from government action, such as the debt guarantee program.

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

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements for the year ended December 31, 2008 included in our Form 10-K (Registration No. 000-51287).   Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The consolidated financial statements include certain accounting and disclosures that require management to make estimates about fair values.  Estimates of fair value are used in the accounting for securities available for sale, loans held for sale, stock compensation, goodwill, other intangible assets, and acquisition purchase accounting adjustments.  Estimates of fair values are used in disclosures regarding securities held to maturity, stock compensation, commitments, and the fair values of financial instruments.  Fair values are estimated using relevant market information and other assumptions such as interest rates, credit risk, prepayments and other factors.  The fair values of financial instruments are subject to change as influenced by market conditions.

Index

Financial Condition

During the three months ended March 31, 2009, our total assets increased $19.1 million to $629.7 million at March 31, 2009.  During this period, total loans increased $2.9 million, or 1.1%, while loans held for sale increased $1,436,000.  Securities available for sale increased $9.7 million due primarily to purchases made during the quarter while securities held to maturity decreased $3.7 million due to maturities.  Federal funds sold decreased $4.8 million.

During the year to date period ended March 31, 2009, deposits increased $26.2 million or 5.0%.  Changes in deposits are summarized below:

(Dollars In Thousands)	March 31, 2009	December 31, 2008	Change

Noninterest bearing deposits	$75,534	$75,912	$(377)
Interest checking	90,762	95,979	(5,218)
Money market	58,398	54,545	3,853
Savings	44,918	42,651	2,267
Certificates of deposit	276,264	250,614	25,650
	$545,876	$519,701	$26,175

Since December 31, 2008, short-term borrowed funds declined $8.2 million due to repayments of Federal Home Loan Bank advances during the quarter.  At March 31, 2009 we had purchased $83,000 in federal funds.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates.

Our total stockholders’ equity has decreased by $177,000 since December 31, 2008, primarily due to dividends paid to shareholders.  The Company’s net income of $387,000 was offset by dividends paid during the quarter of $511,000.  The Company also experienced a $98,000 decrease in the unrealized gain on securities available for sale, net of deferred taxes.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of March 31, 2009 and December 31, 2008:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Commercial, financial, and agricultural	$17,922	$18,740
Real estate – construction	80,161	74,095
Real estate – mortgage	261,324	261,866
Consumer	33,147	35,552
Other	6,154	5,547
	398,708	395,800
Unearned income	(10)	(12)
Allowance for loan losses	(7,490)	(7,285)
Loans, net	$391,208	$388,503

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due, potential problem loans,  and restructured loans in the Banks’ loan portfolios as of March 31, 2009 and December 31, 2008:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans	$9,225	$9,164
Loans past due 90 days or more and still accruing	$539	$779
Loans restructured under troubled debt	$2,276	$-

Index

Nonaccrual loans increased $61,000 during the quarter ended March 31, 2009 increasing from $9,164,000 to $9,225,000.  Impaired loans at March 31, 2009 consisted of $7.5 million in construction and development loans, $1.2 million in first mortgage loans secured by single family dwellings, $190,000 in second mortgages, $336,000 in nonresidential real estate, and $31,000 in consumer loans.  Impaired construction and development loans include a $3.45 million loan secured by an apartment complex for which a valuation allowance of $846,000 was established; a $1.97 million loan by a the development of a retail shopping center; a $698,000 residential development loan; a $604,000 residential development loan, and a $376,000 construction loan secured by a partially completed office building and another $405,000 loan secured by a commercial office building. Impaired first mortgage loans consist of 16 loans, the largest of which is $179,000.

Information regarding impaired loans as of March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	9,225	9,164
Total impaired loans	$9,225	$9,164
Valuation allowance related to impaired loans	$1,122	$1,603
Average investment in impaired loans	$9,195	$5,920

In addition to the above, the Company had at March 31, 2009 $14,688,000 in potential problem loans.  Potential  problem loans are loans which are currently performing but as to which  information  about the borrowers'  possible  credit  problems causes  management  to have doubts  about their  ability to comply with current repayment terms.  Management has downgraded these loans and closely monitors their continued performance.  The following is a summary of our potential problem loans at March 31, 2009:

(Dollars in thousands)
Construction and development loans	$1,736
First mortgage	6,454
Second mortgage and home equity line of credit	267
Nonresidential mortgage	4,940
Commercial	305
Consumer	986

Total	$14,688

Other Real Estate. Other real estate totaled $6,055,000 and $5,592,000 as of March 31, 2009 and December 31, 2008, respectively.  At March 31, 2009, the largest component of other real estate was $4.9 million which represented the Company’s 75 percent interest in foreclosed property consisting of 96 developed residential lots and 24 partially developed lots in a golf course development in Jackson County, Georgia.  The Company sold a 25 percent participation interest at the time the loan was originated.  The remainder of other real estate consists of ten properties, the largest having a balance of $245,000.

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended March 31, 2009 and 2008:

Index

Analysis of Allowance for Loan Losses
For The Three Months Ended March 31
(Dollars in thousands)	Three Months
	2009	2008

Balance at beginning of period	$7,285	$4,952
Chargeoffs
Commercial loans	16	7
Real estate - construction	504	22
Real estate - mortgage	105	28
Consumer	160	99
Other	19	33
Total Chargeoffs	804	189

Recoveries
Commercial loans	13	5
Real estate - construction	-	24
Real estate - mortgage	3	16
Consumer	102	103
Other	17	30
Total recoveries	135	178

Net (chargeoffs) recoveries	(669)	(11)
Additions charged to operations	874	355
Balance at end of period	$7,490	$5,296

Annualized ratio of net chargeoffs (recoveries) to average loans outstanding	0.68%	0.01%

Allowance for Loan Losses.  The allowance for loan losses as of March 31, 2009 was $7,490,000 compared to $7,285,000 at December 31, 2008 and $5,296,000 at March 31, 2008.   As a percentage of gross loans, the allowance for loan losses was 1.88% at March 31, 2009 compared to 1.84% as of December 31, 2008 and 1.40% at March 31, 2008. The provision for loan losses during the three-month period ended March 31, 2009 of $874,000 was the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

During the quarter ended March 31, 2009, the Company recorded gross chargeoffs of $804,000.  Of this total, $500,000 related to a loan secured by a real estate development that was foreclosed in the first quarter.  The $500,000 charged off represented the valuation allowance established for this loan as of December 31, 2008.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three Months Ended March 31, 2009 and 2008

Net income for the three-month period ended March 31, 2009 amounted to $387,000, or $0.10 basic and diluted earnings per share, compared to net income of $1,405,000 or $0.36 basic and diluted earnings per share for the same three-month period in 2008, a decrease of $1,018,000, or 72.5%.

Index

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended March 31, 2009 decreased $353,000 or 6.4% over the same period in 2008.  This decline is the result of a $418,000 reduction attributable to changes in interest rates, was offset by an increase of $65,000 attributable to increases in the average balances of interest earning assets and interest bearing liabilities.  Beginning in August 2007, the Federal Reserve has announced several reductions in the discount rate, with the result being that the average discount rate for the period ending March 31, 2009 was approximately 250 basis points lower than the same period in 2008.  These reductions have contributed to a reduction in the average yield on earning assets from 6.87% during the three month period ending March 31, 2008 to 5.89% in the same period in 2009.  The average cost of funds declined from 3.31% in 2008 to 2.31% in 2009.  The net interest margin declined 23 basis points from 4.11% for the quarter ended March 31, 2008 to 3.88% for the current year period.  The net interest spread increased from 3.56% in 2008 to 3.58% in 2009.   Total interest income decreased $1,391,000 to $7,863,000 for the quarter ended March 31, 2009.  Interest income earned on loans decreased $963,000 composed of a $1,378,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 7.93% to 6.56%, offset by a $415,000 increase that relates to a $22.7 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.

Interest expense decreased $1,038,000 to $2,678,000 for the quarter ended March 31, 2009.  The main component of the decrease in interest expense was a $674,000 decrease in interest paid on certificates of deposit and is primarily the result of a decrease in the average rate paid on such accounts from 4.59% for the quarter ended March 31, 2008 to 3.41% for the same quarter in 2009 and is the result of declines in the general level of interest rates.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

The following presents, for the three month periods ended March 31, 2009 and 2008, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended March 31,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase	Change Due to
	2009	2008	2009	2008	2009	2008	(Decrease)	Rate	Volume
Assets
Loans, including fee income	$396,398	$373,739	6.56%	7.93%	$6,408	$7,371	$(963)	$(1,378)	$415
Taxable securities	96,690	114,354	4.36%	4.90%	1,040	1,394	(354)	(147)	(207)
Nontaxable securities	23,124	23,775	4.63%	3.87%	264	229	35	41	(6)
Federal funds sold	6,556	17,990	0.19%	3.04%	3	136	(133)	(79)	(54)
Interest bearing deposits in banks	18,758	11,846	3.20%	4.21%	148	124	24	(36)	60
Total earning assets	541,526	541,704	5.89%	6.87%	7,863	9,254	(1,391)	(1,599)	208
Cash and due from banks	27,038	14,987
Allowance for loan losses	(7,552)	(5,022)
Other assets	58,174	60,728
Total	$619,186	$612,397

Liabilities and Equity
Interest bearing demand (2)	$155,092	$145,752	0.90%	1.71%	$346	$620	$(274)	$(312)	$38
Savings	43,558	43,331	0.55%	0.75%	59	81	(22)	(22)	-
Certificates of deposit	262,145	252,674	3.41%	4.59%	2,207	2,881	(674)	(778)	104
Total interest bearing deposits	460,795	441,757	2.30%	3.26%	2,612	3,582	(970)	(1,112)	142
Borrowed funds	9,569	9,498	2.80%	5.67%	66	134	(68)	(69)	1
Total interest bearing liabilities	470,364	451,255	2.31%	3.31%	2,678	3,716	(1,038)	(1,181)	143
Noninterest bearing demand deposits	75,040	77,653
Other liabilities	9,376	10,472
Redeemable common stock held by ESOP	475	951
Shareholders' equity	63,931	72,066
Total	$619,186	$612,397
Net interest income					$5,185	$5,538	$(353)	$(418)	$65
Net interest yield on earning assets			3.88%	4.11%
Net interest spread			3.58%	3.56%

(1)	Daily averages. Loans includes nonaccrual loans.
(2)	Includes money market accounts.

Other Income. Total other income for the three-month period ended March 31, 2009 amounted to $1,797,000, compared to $1,921,000 for the same period in 2008, a decrease of $124,000.

Service charges (including NSF and overdraft charges) on deposit accounts decreased $166,000 or 17.3%.  These fees were 1.88% of interest-bearing and non-interest bearing checking accounts in 2009 compared to 2.34% in 2008.  The decline in NSF and overdraft fees accounts for $145,000 of the decrease, and is believed to be the result of the current economic recession in which consumers have generally reduced their spending levels.

Index

For the three months ended March 31, 2009, gain on sale of loans was $218,000 compared to $113,000 in 2008 due to increased volume of loans sold resulting from increased refinancing activity caused by declines in interest rates.  Included in the gain on sale of loans are the recognition of mortgage servicing rights of $93,000 and $50,000 for the three month periods ended March 31, 2009 and 2008, respectively.  The following presents the activity in the Company’s mortgage servicing rights in 2009 and 2008:

(dollars in thousands)	2009	2008

Beginning balance	$525	$510
Servicing rights recognized	93	50
Amortization expense	(40)	(27)
Ending balance	$578	$533

During the quarter, the Company recorded $10,000 in gains from calls of securities.  The securities were called as the reduction in the levels of interest rates made it advantageous for the issuers of the debt securities to redeem the securities.  Income from bank-owned life insurance decreased $14,000 due to reduced yields on insurance policies.  Other income decreased $4,000, or 2.2%, to $181,000.

Other Expenses.  Other expenses for the three-month period ended March 31, 2009 amounted to $5,755,000 compared to $5,132,000 for the same period in 2008, an increase of $623,000 or 12.1%.

The largest component of other expenses is salaries and employee benefits, which increased $426,000, or 15.0%.  Of this increase, $400,000 represents estimated costs incurred in the termination of Bank of Chickamauga’s Defined Benefit Plan, scheduled for June 1, 2009.  The compensation cost that was charged against income for our stock option plans was $27,000 for each of the three month periods ended March 31, 2009 and 2008.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2009 is $194,000 which will be recognized over the weighted average period of approximately 1.88 years.

For the three month period ended March 31, 2009, amortization of intangibles decreased $38,000.  Amortization of core deposit intangibles decreased by $51,000, the result of impairment charges recorded against these assets at December 31, 2008.  Amortization expense for mortgage servicing rights for the quarter increased $13,000.  Equipment and occupancy expenses increased $49,000 or 8.25% due to $34,000 in increased depreciation expense relating to the completion of the Company’s operation center in September 2008.  Other operating expenses increased $186,000 for the three months in 2009 of which $133,000 relates to increased professional and consulting fees and $71,000 to increased FDIC premiums.

Other expenses amounted to 3.77% of average assets in 2009 compared to 3.35% of average assets in 2008.

Income Taxes.  The Company recorded an income tax benefit totaling $(34,000) and income tax expense of $567,000 for the three-month periods ending March 31, 2009 and 2008, respectively.  The effective tax rate for the periods were (9.7)% and 28.8%, respectively.   Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates are less than the statutory tax rate of 34%.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of March 31, 2009, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

The Company, if needed, has the ability to cash out certificates with asset cash flow under normal circumstances. In the event that abnormal circumstances arise, the Banks have federal funds lines of credit in place totaling $22.9 million. In addition, if needed for both short-term and longer-term funding needs, the Banks have available lines of credit with the Federal Home Loan Bank of Atlanta on which $47.4 million was available at March 31, 2009.

At March 31, 2009, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

Index

	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at March 31, 2009
Consolidated	9.07%	12.91%	14.16%
Bank of Upson	9.71%	12.67%	13.92%
The First National Bank of Polk County	11.78%	18.04%	19.30%
Peachtree Bank	9.04%	12.62%	13.87%
Bank of Chickamauga	7.45%	14.24%	15.49%

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

On October 14, 2008, Secretary Paulson announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrant preferred having an aggregate redemption value equal to 5% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.    Institutions that receive Treasury approval to participate in the TARP Capital Purchase Program have 30 days to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the Treasury.

Eligible financial institutions can generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1% to 3% of the institution’s risk-weighted assets. In the case of the Company, this would permit the Company to apply for an investment by the U.S. Treasury of between approximately $4.37 million and $13.12 million.  On April 21, 2009, the Company was notified by the U.S. Treasury that it had been approved for up to $13.086 million.  The Company is currently  evaluating its capital position and has not yet made a decision to accept the capital.  We believe that our current capital levels will be adequate to sustain our operations and growth.

At March 31, 2009, the Company had $6,253,000 outstanding on its line of credit with Silverton Bank, N.A. (formerly The Bankers Bank).  On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. has been formed to take over the operations of Silverton Bank.The stock of our subsidiary banks is pledged as collateral for this loan.  The terms of the line of credit contain certain restrictive covenants including, among others, a requirement of each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets, to be measured quarterly.  At the inception of the loan, the restriction relative to maximum levels of nonperforming assets required that these assets not exceed 1% of each subsidiary’s total assets.  The Company was in violation of this covenant for the second and third quarters of 2008 for which it received waivers from the lender.  The Company and the lender agreed to amend the covenants such that each subsidiary’s nonperforming assets may not exceed 5% of total assets as of December 31, 2008 and for each quarter of 2009.  Thereafter, this ratio would reduce by 1% during each quarter in 2010 so that the maximum ratio returns to 1% of total assets by December 31, 2010.

At December 31, 2008, as a result of its impairment of its goodwill and core deposit intangible assets, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio, defined as net income of subsidiary banks for the prior four quarters multiplied by 50%, divided by the annual debt service of the Company.  The Company is currently negotiating with Silverton Bridge Bank, N.A. to obtain a waiver for these covenant violations as well.  If the Company is in violation of covenants under the loan and is unable to obtain a waiver or amendment of the loan agreement, Silverton Bridge Bank, N.A. would have the right to give notice of default. If the Company is unable to cure the default within fifteen days of notice, then Silverton Bridge Bank, N.A. would have the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company's liquidity and ability to pay dividends. Management intends to continue to pursue a favorable resolution to this issue, which in addition to the alternatives above, would include repayment of the loan through a payment of special dividends from the subsidiary banks, obtaining financing from another lender, or a combination of the two.

Index

Other than the items described above, we are not aware of any trends, demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in our liquidity increasing or decreasing in any material way.

Special Meeting of Shareholders

On January 27, 2009, the Company held its Special Meeting of Shareholders at which time the shareholders approved a proposal to amend its articles of incorporation to authorize a class of ten million (10,000,000) shares of preferred stock, no par value.  This amendment will give the Company the capability to participate in the U.S. Treasury’s TARP Capital Purchase Program should it elect to do so.

FDIC Special Assessment

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $1.5 million from 2008 to 2009. The 20 basis point special assessment represents $1.0 million of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC would consider lowering  the special assessment from 20 basis points to 10 basis points if Congress passes legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to this end is currently before Congress.    If approved, the special assessment cost to the Company would be reduced by approximately $520,000.

On May 6, 2009, the Senate passed a bill which expand the FDIC's line of credit with the Treasury to $100 billion. This bill is still subject to passage by the House of Representatives and signature by the President.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC. In addition, the bill expanding the FDIC's borrowing authority, also would allow the FDIC to levy bank holding companies for any systemic special assessment if they stand to benefit from government action, such as the debt guarantee program.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of March 31, 2009.

Index

Commitments and Contractual Obligations
(Dollars in thousands)

	Less than one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$269,611	$-	$-	$-	$269,611
Certificates of Deposit	205,221	51,729	19,320	-	276,270
Federal funds purchased	83	-	-	-	83
Short-term borrowed funds	1,667	-	-	-	1,667
Long-term borrowed funds	-	2,592	1,311	2,976	6,879
Deferred compensation	43	289	588	4,086	5,006
Construction commitments	614	-	-	-	614
Leases	139	157	164	295	755

Total contractal obligations	$477,378	$54,767	$21,383	$7,357	$560,885

Commitments
Commitments to extend credit	$25,033	$-	$-	$-	$25,033
Credit card commitments	9,483	-	-	-	9,483
Commercial standby letters of credit	987	-	-	-	987

Total commitments	$35,503	$-	$-	$-	$35,503

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Business" under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Index

Item 4.	Submission of Matters to a Vote of Security Holders

On January 27, 2009, the Company held its Special Meeting of Shareholders at which time the shareholders approved a proposal to amend its articles of incorporation to authorize a class of ten million (10,000,000) shares of preferred stock, no par value.  This amendment will give the Company the capability to participate in the U.S. Treasury’s TARP Capital Purchase Program should it elect to do so.  Proxies from 2,220,507 shares, representing 56.48% of total shares, voted as follows:  2,106,791 voted yes, 113,248 voted no, and 468 abstained.  There were no broker non-votes.

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

SouthCrest Financial Group, Inc.
(Registrant)

DATE: May 15, 2009	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: May 15, 2009	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer