Form 10-Q
period 2009-06-30
SOUTHCREST FINANCIAL GROUP INC
filed 2009-08-14
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 3,931,528.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(Unaudited)
(In thousands, except share and per share data)
	June 30,	December 31,
Assets	2009	2008*
Cash and due from banks	$40,151	$18,267
Federal funds sold	1,800	7,776
Interest-bearing deposits at other financial institutions	22,308	16,763
Securities available for sale	88,898	78,910
Securities held to maturity (fair value $32,737 and $40,302)	32,234	39,216
Restricted equity securities, at cost	1,845	2,294
Loans held for sale	140	349
Loans, net of unearned income	395,170	395,788
Less allowance for loan losses	8,105	7,285
Loans, net	387,065	388,503
Bank-owned life insurance	17,327	16,997
Premises and equipment, net	19,967	19,373
Goodwill	6,397	6,397
Intangible assets, net	2,272	2,577
Other real estate owned	7,849	5,592
Other assets	8,515	7,537
Total assets	$636,768	$610,551
Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$79,821	$75,912
Interest-bearing	475,204	443,789
Total deposits	555,025	519,701
Short-term borrowed funds	-	15,115
Long-term borrowed funds	8,184	1,667
Other liabilities	9,844	9,546
Total liabilities	573,053	546,029

Commitments and contingencies

Redeemable common stock held by ESOP	524	494

Stockholders' equity:
Common stock, par value $1; 10,000,000 shares authorized, 3,931,528 issued	3,932	3,932
Preferred stock, par value $1; 10,000,000 shares authorized, 0 issued	-	-
Additional paid-in capital	49,863	49,812
Retained earnings	9,278	9,700
Unearned compensation - ESOP	(303)	(326)
Accumulated other comprehensive income	421	910
Total stockholders' equity	63,191	64,028
Total liabilities, redeemable common stock, and stockholders' equity	$636,768	$610,551

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For The Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except share and per share data)
	Three Months		Six Months
	2009	2008	2009	2008
Interest income:
Loans	$6,363	$6,802	$12,771	$14,173
Securities - taxable	1,100	1,348	2,185	2,742
Securities - nontaxable	213	229	432	458
Federal funds sold	2	80	5	216
Interest-bearing deposits at other banks	146	126	294	250
Total interest income	7,824	8,585	15,687	17,839

Interest expense:
Deposits	2,541	3,250	5,153	6,832
Other borrowings	63	74	129	208
Total interest expense	2,604	3,324	5,282	7,040

Net interest income	5,220	5,261	10,405	10,799
Provision for loan losses	1,363	1,115	2,237	1,470
Net interest income after provision for loan losses	3,857	4,146	8,168	9,329

Other income:
Service charges on deposit accounts	892	1,005	1,683	1,962
Other service charges and fees	436	408	866	803
Net gain on sale of loans	227	107	445	220
Net gain (loss) on sale and call of securities	(211)	29	(201)	119
Income on bank-owned life insurance	163	168	330	349
Other operating income	114	124	295	309
Total other income	1,621	1,841	3,418	3,762

Other expenses:
Salaries and employee benefits	2,782	2,903	6,048	5,743
Equipment and occupancy expenses	619	615	1,262	1,209
Amortization of intangibles	271	273	501	541
Other operating expenses	2,103	1,471	3,719	2,901
Total other expenses	5,775	5,262	11,530	10,394

Income (loss) before income taxes	(297)	725	56	2,697
Income tax (benefit) expense	(186)	118	(220)	685
Net income (loss)	$(111)	$607	$276	$2,012

Basic and diluted earnings (loss) per share	$(0.03)	$0.16	$0.07	$0.51
Dividends per share	$0.04	$0.13	$0.17	$0.26
Average shares outstanding - basic and diluted	3,917,742	3,916,358	3,917,227	3,916,003

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	Three Months		Six Months
	2009	2008	2009	2008

Net income (loss)	$(111)	$607	$276	$2,012

Other comprehensive income (loss):
Unrealized holding losses on securities available for sale arising during the period, net of taxes of $(242), $(725), $(224), and $(446)	(393)	(1,165)	(364)	(826)
Reclassification adjustment for gains (losses) included in net income, net of tax of $(80), $11, $(76) and $45	(131)	18	(125)	74
Comprehensive income (loss)	$(635)	$(540)	$(213)	$1,260

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands, except share and per share data)
					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-In	Retained	Comprehensive	Compensation	Stockholders'
	Shares	Par	Capital	Earnings	Income (Loss)	(ESOP)	Equity

Balance, December 31, 2008	3,931,528	$3,932	$49,812	$9,700	$910	$(326)	$64,028
Net income	-	-	-	276	-	-	276
Cash dividends declared, $.17 per share	-	-	-	(668)	-	-	(668)
Stock-based compensation	-	-	51	-	-	-	51
Adjustment for shares owned by ESOP	-	-	-	(30)	-	-	(30)
Principal reduction of ESOP debt	-	-	-	-	-	23	23
Other comprehensive income (loss)	-	-	-	-	(489)	-	(489)
Balance, June 30, 2009	3,931,528	$3,932	$49,863	$9,278	$421	$(303)	$63,191

Balance, December 31, 2007	3,931,528	$3,932	$49,707	$17,881	$550	$(349)	$71,721
Net income	-	-	-	2,012	-	-	2,012
Adjustment resulting from adoption of EITF Issue 06-4	-	-	-	(493)	-	-	(493)
Cash dividends declared, $.26 per share	-	-	-	(1,022)	-	-	(1,022)
Stock-based compensation	-	-	53	-	-	-	53
Adjustment for shares owned by ESOP	-	-	-	69	-	-	69
Principal reduction of ESOP debt	-	-	-	-	-	23	23
Other comprehensive income	-	-	-	-	(752)	-	(752)
Balance, June 30, 2008	3,931,528	$3,932	$49,760	$18,447	$(202)	$(326)	$71,611

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)
	2009	2008
OPERATING ACTIVITIES
Net income	$276	$2,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	661	602
Amortization of intangibles	501	541
Other amortization	(4)	(15)
Provision for loan losses	2,237	1,470
Stock compensation expense	51	53
Defined benefit plan expense	400	-
Deferred income taxes	(146)	417
Income on bank-owned life insurance	(330)	(349)
Loss (gain) on sales and calls of investment securities	201	(119)
(Increase) decrease in interest receivable	122	(633)
Increase (decrease) in income taxes payable	358	(606)
Increase (decrease) in interest payable	534	206
Net gain on sale of loans	(445)	(220)
Originations of mortgage loans held for sale	(22,343)	(10,236)
Proceeds from sales of mortgage loans held for sale	22,801	10,359
Loss on sale of other real estate	56	-
(Increase) decrease in other assets	(654)	356
(Decrease) increase in other liabilities	(994)	441
Net cash provided by operating activities	3,282	4,279
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	6,939	21,166
Purchases of securities held to maturity	-	(5,113)
Proceeds from maturities of securities available for sale	22,127	17,194
Purchases of securities available for sale	(33,528)	(31,662)
Proceeds from sales of securities available for sale	350	-
Proceeds from redemption of restricted equity securities	449	266
Net increase in interest-bearing deposits in banks	(5,545)	(5,272)
Net increase in loans	(3,430)	(9,956)
Purchase of premises and equipment	(1,255)	(1,810)
Proceeds from sale of other real estate owned	438	288
Net cash used in investing activities	(13,455)	(14,899)
FINANCING ACTIVITIES
Net increase in deposits	35,324	14,728
Repayments of short-term borrowed funds	(8,598)	(3,055)
Leveraged ESOP transaction	23	23
Dividends paid	(668)	(1,022)
Net cash provided by financing activities	26,081	10,674
Net increase in cash and due from banks	15,908	54
Cash and cash equivalents at beginning of year	26,043	25,376
Cash and cash equivalents end of period	$41,951	$25,430

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)
	2009	2008

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$4,748	$6,834
Income taxes	368	1,406

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$2,751	$1,451
Increase in mortgage servicing rights	196	104
Increase (decrease) in redeemable common stock held by ESOP	30	(69)
Unrealized (loss) on securities available for sale, net	(489)	(752)

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

SouthCrest Financial Group, Inc. (“SouthCrest” or the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary banks, Bank of Upson (“Upson”), The First National Bank of Polk County (“FNB Polk”), Peachtree Bank (“Peachtree”), and Bank of Chickamauga (“Chickamauga”).  All of the subsidiary banks (collectively, the “Banks”) are commercial banks that provide a full range of banking services within their primary market areas.  Upson is headquartered in Thomaston, Upson County, Georgia with six full service branches located in Thomaston, Tyrone Manchester, Warm Springs and Luthersville, Georgia, serving its primary market area of Upson, Fayette, Meriwether and the surrounding counties.  In April, 2009, Upson closed its full service branch in Fayetteville and converted it to a Loan Production Office.  FNB Polk is located in Cedartown, Polk County, Georgia with two branches in Cedartown, Georgia and one branch in Rockmart, Georgia.  FNB Polk primarily serves the market area of Polk County.  Peachtree is headquartered in Maplesville, Chilton County, Alabama with one branch in Maplesville and another in Clanton, Alabama.  Chickamauga is headquartered in Chickamauga, Walker County, Georgia where it maintains two branches.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson,  The First National Bank of Polk County, Peachtree Bank, and Bank of Chickamauga.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain reclassifications to prior period balance sheets and income statements have been made to conform to current classifications.  These reclassifications have no impact on net income or stockholders’ equity reported for the previous periods.  Subsequent events have been evaluated through August 14, 2009, which is the date of financial statement issuance.

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

At June 30, 2009 and 2008, the Company had 185,400 and 191,400 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three and six month periods ended June 30, 2009 and 2008, these options were nondilutive.   The Company’s ESOP has a loan from the holding company secured by 13,763 shares of Company stock which have not been allocated to participant accounts and are therefore not considered outstanding for purposes of computing earnings per share.  The weighted average number of shares outstanding for purposes of computing earnings per share was 3,917,742 and 3,916,358 for the three month periods and 3,917,227 and 3,916,003 for the six month periods ended June 30, 2009 and 2008.

Index

NOTE 3 — INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2009:
U.S. Government and agency securities	$37,498	$356	$(243)	$37,611
State and municipal securities	16,487	287	(98)	16,676
Mortgage-backed securities-government-sponsored enterprises	31,653	866	(34)	32,485
Corporate bonds	1,962	-	(395)	1,567
Equity Securities	623	-	(64)	559
	$88,223	$1,509	$(834)	$88,898

December 31, 2008:
U.S. Government and agency securities	$25,702	$509	$-	$26,211
State and municipal securities	16,648	262	(135)	16,775
Mortgage-backed securities-government-sponsored enterprises	32,035	1,090	(27)	33,098
Corporate bonds and equity securities	3,083	22	(279)	2,826
	$76,648	$1,883	$(441)	$78,910

The amortized cost and fair value of securities held to maturity are summarized as follows:

Index

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Securities Held to Maturity
June 30, 2009:
U.S. Government and agency securities	$-	$-	$-	$-
State and municipal securities	5,748	120	(74)	5,794
Mortgage-backed securities-government-sponsored enterprises	25,486	449	(9)	25,926
Corporate bonds	1,000	17	-	1,017
	$32,234	$586	$(83)	$32,737

December 31, 2008:
U.S. Government and agency securities	$1,990	$28	$-	$2,018
State and municipal securities	6,579	128	(98)	6,609
Mortgage-backed securities-government-sponsored enterprises	29,647	369	(187)	29,829
Corporate bonds	1,000	46	-	1,046
	$39,216	$571	$(285)	$39,502

The amortized cost and fair value of securities held to maturity and securities available for sale as of June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due within one year	$2,978	$3,013	$155	$158
Due from one to five years	22,182	22,571	1,379	1,399
Due from five to ten years	20,233	20,162	2,101	2,178
Due after ten years	8,591	8,540	2,113	2,058
Mortgage-backed securities	31,653	32,485	25,486	25,927
Equity securities	2,586	2,127	1,000	1,017
	$88,223	$88,898	$32,234	$32,737

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

Index

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
June 30, 2009:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$12,988	$(243)	$-	$-	$12,988	$(243)
State and municipal securities	3,062	(86)	565	(86)	3,627	(172)
Mortgage-backed securities	6,742	(40)	262	(3)	7,004	(43)
Equity securities	-	-	159	(64)	159	(64)
Corporate bonds	958	(57)	609	(338)	1,567	(395)
Total	$23,750	$(426)	$1,595	$(491)	$25,345	$(917)

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2008:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
State and municipal securities	2,940	(147)	364	(86)	3,304	(233)
Mortgage-backed securities	6,587	(71)	5,858	(143)	12,445	(214)
Equity securities	1,021	(102)	-	-	1,021	(102)
Corporate bonds	767	(177)	-	-	767	(177)
Total	$11,315	$(497)	$6,222	$(229)	$17,537	$(726)

These unrealized losses are considered temporary because of acceptable investment grades on each security, the likelihood of the market value increasing to the initial cost basis of the security, and the intent and ability of the Company to hold these securities until recovery of the market values.  During the six month period ended June 30, 2009, the Company incurred $201,000 in losses on sales and calls of securities.  Gross gains on sales and calls of securities totaled $15,000 and total gross losses totaled $216,000.  Of incurred losses, $150,000 represented a loss on redemption of preferred stock having an original cost of $500,000.  The loss occurred as the Company accepted a tender offer made by the issuing bank to redeem the stock.  In addition, the Company incurred a loss of $66,000 relating to common stock in Silverton Bank, N.A. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, and the FDIC was appointed as Receiver for Silverton Bank.

Our restricted equity securities are comprised of our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at period end.  As of June 30, 2009 the investment in Federal Reserve Bank Stock totaled $588,000.  Recovery of this amount is reasonably expected.  As of June 30, 2009, the investment in FHLB stock represented approximately $1.26 million, or 0.20% as a percentage of total assets.  In determining the carrying amount of the FHLB stock, we have evaluated and considered that the FHLB Banks appear to be in stable operational positions and are meeting all of their debt obligations.  Also, given the capital levels and expectations that several of the FHLB Banks have a very high degree of government support, it appears that the FHLB has the ability to absorb economic losses.  Further, the Company has access to adequate sources of liquidity in order to meet our operational needs in the foreseeable future.  We would therefore not have the need to dispose of this stock below the recorded amount.

NOTE 4 — LOANS RECEIVABLE

The composition of loans at June 30, 2009 and December 31, 2008 is summarized as follows:

Index

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Commercial, financial, and agricultural	$16,791	$18,740
Real estate – construction	73,353	74,095
Real estate – mortgage	265,496	261,866
Consumer	32,411	35,552
Other	7,126	5,547
	395,177	395,800
Unearned income	(7)	(12)
Allowance for loan losses	(8,105)	(7,285)
Loans, net	$387,065	$388,503

Changes in the allowance for loan losses are as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Balance, beginning of year	$7,285	$4,952
Provision for loan losses	2,237	4,002
Loans charged off	(1,665)	(2,244)
Recoveries of loans previously charged off	248	575
Balance, end of year	$8,105	$7,285

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Impaired loans without a valuation allowance	$3,572	$-
Impaired loans with a valuation allowance	5,602	9,164
Total impaired loans	$9,174	$9,164
Valuation allowance related to impaired loans	$595	$1,603
Average investment in impaired loans	$9,188	$5,920

 There were $9,174,000 and $9,164,000 loans on nonaccrual status at June 30, 2009 and December 31, 2008.  Loans of $417,000 and $779,000 were past due ninety days or more and still accruing interest at June 30, 2009 and December 31, 2008, respectively.

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans	$9,174	$9,164
Loans past due 90 days or more and still accruing	$417	$779
Loans restructured under troubled debt	$1,834	$-

The Company acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since the dates the loans were originated and for which it was probable, at acquisition, that all contractually required payments would not be collected.  Under the provisions of Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-03”), at the acquisition date these loans were recorded at a carrying value of $376,000, which was net of a nonaccretable adjustment of $183,000.  At June 30, 2009, the carrying value for these loans had been reduced to $214,000 as a result of cash payments by the borrowers, chargeoff, or repossession.

Index

NOTE 5 — DEPOSITS

At June 30, 2009 and December 31, 2008, deposits were as follows:

	June 30,	December 31,
(Dollars In Thousands)	2009	2008

Noninterest bearing deposits	$79,821	$75,912
Interest checking	99,973	95,979
Money market	56,943	54,545
Savings	45,730	42,651
Certificates of deposit	272,558	250,614
	$555,025	$519,701

NOTE 6 — NEW ACCOUNTING PRONOUNCEMENTS

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

Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The FSP is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP, and the adoption as of June 30, 2009 had no material impact on the consolidated financial statements.

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

Index

The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive.  The Company adopted the FSP as of June 30, 2009 and the adoption had no material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. The Company did not elect to early-adopt the FSP, and the adoption as of June 30, 2009 had no material impact on the consolidated financial statements.

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

The Company adopted SFAS No. 165, Subsequent Events, during the quarter ended June 30, 2009.  This statement sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The adoption of SFAS No. 165 did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  This statement, which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement, which is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs).  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim and annual financial statements for periods ending after September 15, 2009.  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

NOTE 7 -- FAIR VALUE

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

Index

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

Index

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
As of June 30, 2009
U.S. Government and agency securities	$37,611	$-	$37,611	$-
State and municipal securities	16,676	-	16,676	-
Mortgage-backed securities	32,485	-	32,485	-
Corporate bonds	1,567	-	1,567	-
Equity securities	559	19	-	540
	$88,898	$19	$88,338	$540
As of December 31, 2008
U.S. Government and agency securities	$26,211	$-	$26,211	$-
State and municipal securities	16,775	-	16,775	-
Mortgage-backed securities	33,098	-	33,098	-
Corporate bonds	1,805	-	1,805	-
Equity securities	1,021	27	-	994
	$78,910	$27	$77,089	$994

The securities measured as Level 3 include investment in the common stock of a bank holding company that is not listed on an exchange.  Its fair value is measured as a factor of book value.

For those securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2009 to June 30, 2009:

Investment Securities
Available For Sale

Beginning balance, January 1, 2009	$994
Total gains (losses) realized or unrealized
Included in earnings	(150)
Included in other comprehensive income	40
Transfers in (out) of Level 3	(350)
Ending balance, June 30, 2009	$540

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

Index

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2009
Impaired loans	$5,007	$-	$-	$5,007
Other real estate	7,849	-	-	7,849

As of December 31, 2008
Impaired loans	$7,561	$-	$-	$7,561
Other real estate	5,592	-	-	5,592

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

The estimated fair values and related carrying amounts of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash, due from banks, interest bearing deposits in other banks, and federal funds sold	$64,369	$64,369	$42,806	$42,806
Securities	121,132	121,635	118,149	118,412
Restricted equity securities	1,845	1,845	2,294	2,294
Loans and loans held for sale, net	387,205	391,925	396,136	399,408
Accrued interest receivable	2,817	2,817	2,939	2,939
Bank-owned life insurance	17,327	17,327	16,997	16,997

Financial liabilities
Deposits	555,025	560,616	519,701	524,136
Short-term borrowings	-	-	15,115	15,115
Long-term borrowings	8,184	8,197	1,667	1,687
Accrued interest payable	2,461	2,461	1,927	1,927

NOTE 8— BORROWED FUNDS

At June 30, 2009, the Company had $6,101,000 outstanding on its line of credit with Silverton Bridge Bank, N.A. (formerly Silverton Bank, N.A.).  On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. has been formed to take over the operations of Silverton Bank. The stock of our subsidiary banks is pledged as collateral for this loan.  The terms of the line of credit contain certain restrictive covenants including, among others, a requirement of each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets, to be measured quarterly.  At the inception of the loan, the restriction relative to maximum levels of nonperforming assets required that these assets not exceed 1% of each subsidiary’s total assets.  The Company was in violation of this covenant for the second and third quarters of 2008 for which it received waivers from the lender.  The Company and the lender agreed to amend the covenants such that each subsidiary’s nonperforming assets may not exceed 5% of total assets as of December 31, 2008 and for each quarter of 2009.  Thereafter, this ratio would reduce by 1% during each quarter in 2010 so that the maximum ratio returns to 1% of total assets by December 31, 2010.  At June 30, 2009, this ratio for the subsidiary banks ranged from 1.41% to 3.99%.

Index

At December 31, 2008, as a result of its impairment of its goodwill and core deposit intangible assets, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio, defined as net income of subsidiary banks for the prior four quarters multiplied by 50%, divided by the annual debt service of the Company.  In order to remedy this covenant violation, in June, 2009, the covenants and the note were amended such that the debt service covenant was replaced by a liquidity covenant in which the Parent would maintain cash balances of $800,000, which the Company maintains as demand deposits at its subsidiary banks.  In addition, the interest rate of the note was changed from Prime minus 0.5% to Prime plus 1% through July 1, 2010, Prime plus 2% through July 1, 2011, and Prime plus 3% through July 1, 2012.  On July 1, 2012, the remaining balance outstanding on the note, estimated to be $4.2 million, would become payable as a balloon payment.  As of June 30, 2009, the Company believes it was in compliance with all covenants as amended in June 2009.

NOTE 9.  FDIC SPECIAL ASSESSMENT

The FDIC imposed an emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC will collect this assessment on September 30, 2009. For the Company, the special assessment is 5 basis points of the Bank's total assets less its Tier 1 capital. The amount of the Company's special assessment is $284,000 and this amount was expensed in the second quarter of 2009. The FDIC may impose an additional emergency special assessment after June 30, 2009, of up to 5 basis points if necessary to maintain public confidence in federal deposit insurance.

NOTE 10.  SUPPLEMENTARY FINANCIAL DATA

Components of other operating expenses in excess of 1% of revenue are as follows:

	Three Months		Six Months
(dollars in thousands)	2009	2008	2009	2008
FDIC Special Assessment	$284	$-	$284	$-
FDIC premiums	329	17	414	26
Professional fees	158	195	429	305
Director fees	114	137	213	206
Telephone, postage and supplies	132	119	260	254
Data processing expenses	466	414	861	756

NOTE 11. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

On July 17, 2009, The Company  issued 12,900 shares of cumulative perpetual preferred stock (“Series A Preferred Stock”), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 645.00645 shares of cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $12,900,000. The warrants were exercised immediately resulting in the issuance of 645 shares of cumulative perpetual preferred stock (“Series B Preferred Stock) to the U.S. Treasury.

Series A Preferred Stock is non-voting and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances.

The terms of the Series B Preferred Stock are substantially identical to those of the Series A Preferred Stock. Differences include the payment under the Series B Preferred Stock of cumulative dividends at a rate of 9% per year. In addition such stock may not be redeemed while shares of the Series A Preferred Stock are outstanding.

No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Also, benefit plans and certain employment arrangements must be modified to comply with the issuance of the cumulative perpetual preferred stock as required by the U.S. Treasury.

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

Index

Financial Condition

During the six months ended June 30, 2009, our total assets increased $26.3 million to $636.8 million at June 30, 2009.  During this period, total loans decreased $618,000, while loans held for sale decreased $209,000 from December 31, 2008.  Securities available for sale increased $10.8 million due primarily to purchases made during the period while securities held to maturity decreased $7.8 million due to maturities.  Federal funds sold decreased $6.0 million.

During the year to date period ended June 30, 2009, deposits increased $35.3 million or 6.8%.  Changes in deposits are summarized below:

	June 30,	December 31,
(Dollars In Thousands)	2009	2008	Change

Noninterest bearing deposits	$79,821	$75,912	$3,909
Interest checking	99,973	95,979	3,994
Money market	56,943	54,545	2,398
Savings	45,730	42,651	3,079
Certificates of deposit	272,558	250,614	21,944
	$555,025	$519,701	$35,324

Since December 31, 2008, borrowed funds declined $8.6 million primarily due to repayments of Federal Home Loan Bank advances totaling $8,287,000 and $317,000 in principal reductions against of our line of credit.  During the second quarter of  2009, the terms of our line of credit were amended in response to the Company’s violation of the loan covenant related to certain minimum debt service ratios.  This covenant noncompliance was the result of the impairment losses recorded at December 31, 2008 related to goodwill and core deposit intangible assets.  The covenants were amended by eliminating the debt service covenant and instituting a liquidity covenant whereby the Parent Company must maintain cash reserves of at least $800,000.  In addition, the interest rate was changed from prime minus 0.5% to Prime plus 1% through July 1, 2010, Prime plus 2% through July 1, 2011, and Prime plus 3% through July 1, 2012 at which time the remaining balance of the loan (projected to be $3.4 million) would become due in a lump sum payment.

At June 30, 2009, the Company had not purchased federal funds.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates.

Our total stockholders’ equity has decreased by $837,000 since December 31, 2008, primarily due to a $489,000 decrease in the unrealized gain on securities available for sale, net of deferred taxes.  In addition, the Company’s net income of $276,000 for the six month period ended June 30, 2009 was offset by dividends paid during the period of $668,000.  In the second quarter, the Company decreased its dividend from $0.13 per share in the first quarter to $0.04 per share in the second quarter.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Commercial, financial, and agricultural	$16,791	$18,740
Real estate – construction	73,353	74,095
Real estate – mortgage	265,496	261,866
Consumer	32,411	35,552
Other	7,126	5,547
	395,177	395,800
Unearned income	(7)	(12)
Allowance for loan losses	(8,105)	(7,285)
Loans, net	$387,065	$388,503

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due, potential problem loans,  and restructured loans in the Banks’ loan portfolios as of June 30, 2009 and December 31, 2008:

Index

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans	$9,174	$9,164
Loans past due 90 days or more and still accruing	$417	$779
Loans restructured under troubled debt	$1,834	$-

As of June 30, 2009 nonaccrual loans increased $10,000 from $9,164,000 at December 31, 2008 to $9,174,000.  Impaired loans at June 30, 2009 consisted of $5.3 million in construction and development loans, $2.7 million in commercial real estate loans, $1.0 million in first mortgage loans secured by single family dwellings, $181,000 in second mortgages, and $6,000 in consumer loans.  Impaired construction and development loans include a $3.45 million loan secured by an apartment complex for which a valuation allowance of $196,000 was established; a $698,000 residential development loan; a $604,000 residential development loan, and a $376,000 construction loan secured by a partially completed office building.    The valuation allowance for the apartment complex was reduced from $846,000 at March 31, 2009 based on a more recent appraisal received for the property.  Impaired commercial real estate loans consist primarily of a $2.6 million loan secured by a shopping center for which a $143,000 valuation allowance has been established.  Impaired first mortgage loans consist of 17 loans, the largest of which is $158,000.

Information regarding impaired loans as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Impaired loans without a valuation allowance	$3,572	$-
Impaired loans with a valuation allowance	5,602	9,164
Total impaired loans	$9,174	$9,164
Valuation allowance related to impaired loans	$595	$1,603
Average investment in impaired loans	$9,188	$5,920

The impaired loan without a valuation allowance at June 30, 2009 represents a participation loan secured by an apartment complex.  Previously, the Company had allocated a valuation allowance of $846,000 related to this loan.  In the fourth quarter of 2008, the lead bank for this loan was closed by the FDIC and the FDIC assumed the position of lead lender.  In 2009, the FDIC as receiver for this bank obtained an updated appraisal for the property.  The value indicated by this updated appraisal was sufficient to eliminate the valuation allowance related to this loan.

In addition to the impaired loans in the table above, at June 30, 2009 the Company had $28.7 million in potential problem loans.  Potential  problem loans are loans which are currently performing but as to which  information  about the borrowers'  possible  credit  problems causes  management  to have doubts  about their  ability to comply with current repayment terms.  Management has downgraded these loans and closely monitors their continued performance.  The following is a summary of our potential problem loans at June 30, 2009:

(Dollars in thousands)
Construction and development loans	$7,140
First mortgage	8,620
Second mortgage and home equity line of credit	656
Nonresidential mortgage	4,241
Commercial	3,544
Consumer	4,463

Total	$28,664

At June 30, 2009 $1,153,000 of the allowance for loan losses were related to these loans.

Other Real Estate. Other real estate totaled $7,849,000 and $5,592,000 as of June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009, the largest component of other real estate was $4.9 million which represented the Company’s 75 percent interest in foreclosed property consisting of 96 developed residential lots and 24 partially developed lots in a golf course development in Jackson County, Georgia.  The Company sold a 25 percent participation interest at the time the loan was originated.  In addition to the above, other real estate includes 337 acres of land with a carrying value of $1,188,000, and an office building under construction in Atlanta, Georgia with a carrying value of $529,000.  Both properties were acquired through foreclosure in the quarter ended June 30, 2009.  The remainder of other real estate consists of fourteen properties, the largest having a balance of $245,000.

Index

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended June 30, 2009 and 2008:

Analysis of Allowance for Loan Losses
For The Three and Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)	Three Months		Six Months
	2009	2008	2009	2008

Balance at beginning of period	$7,490	$5,296	$7,285	$4,952
Chargeoffs
Commercial loans	41	34	57	41
Real estate - construction	380	-	884	22
Real estate - mortgage	238	76	343	104
Consumer	182	181	342	280
Other	20	26	39	59
Total Chargeoffs	861	317	1,665	506

Recoveries
Commercial loans	3	2	16	7
Real estate - construction	-	-	-	24
Real estate - mortgage	7	25	10	41
Consumer	83	71	185	174
Other	20	14	37	44
Total recoveries	113	112	248	290

Net (chargeoffs) recoveries	(748)	(205)	(1,417)	(216)
Additions charged to operations	1,363	1,115	2,237	1,470
Balance at end of period	$8,105	$6,206	$8,105	$6,206
Annualized ratio of net chargeoffs (recoveries) during the period to average loans outstanding during the period	0.76%	0.01%	0.72%	0.01%

Allowance for Loan Losses.  The allowance for loan losses as of June 30, 2009 was $8,105,000 compared to $7,285,000 at December 31, 2008 and $6,206,000 at June 30, 2008.   As a percentage of gross loans, the allowance for loan losses was 2.05% at June 30, 2009 compared to 1.84% as of December 31, 2008 and 1.62% at June 30, 2008. The provisions for loan losses during the three and six months ended June 30, 2009 of $1,363,000 and $2,237,000, respectively, were the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

During the six months ended June 30, 2009, the Company recorded gross chargeoffs of $1,665,000.  Of this total, $500,000 related to a loan secured by a real estate development that was foreclosed in the first quarter and $348,000 related to a tract of land foreclosed in the second quarter.  The $500,000 charged off in the first quarter represented the valuation allowance established for this loan as of December 31, 2008.

Index

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Results of Operations For The Three and Six Months June 30, 2009 and 2008

Results of operations for the three-month period ended June 30, 2009 amounted to a net loss of $111,000, or $(0.03) basic and diluted earnings per share, compared to net income of $607,000 or $0.16 basic and diluted earnings per share for the same three-month period in 2008, a decrease of $718,000.  Net income for the six month period ended June 30, 2009 was $276,000, or $0.07 basic and diluted earnings per share compared to net income of $2,012,000 or $0.51 basic and diluted earnings per share in 2008, a reduction of $1,736,000.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended June 30, 2009 decreased $41,000 or 0.8% over the same period in 2008.  This decline is the result of a $418,000 reduction attributable to changes in interest rates, was offset by an increase of $65,000 attributable to increases in the average balances of interest earning assets and interest bearing liabilities.  Beginning in August 2007, the Federal Reserve has announced several reductions in the discount rate, with the result being that the average discount rate for the period ending June 30, 2009 was approximately 180 basis points lower than the same period in 2008.  These reductions have contributed to a reduction in the average yield on earning assets from 6.31% during the three month period ending June 30, 2008 to 5.81% in the same period in 2009.  The average cost of funds declined from 2.93% in 2008 to 2.20% in 2009.  The net interest margin for the current year period was consistent with 2008, increasing 1 basis point from 3.87% in 2008 to 3.88% in 2009.  The net interest spread increased from 3.38% in 2008 to 3.61% in 2009.   Total interest income decreased $761,000 to $7,824,000 for the quarter ended June 30, 2009.  Interest income earned on loans decreased $439,000 composed of a $691,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 7.17% to 6.50%, offset by a $252,000 increase that relates to a $15.4 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.   Interest income on taxable securities decreased $248,000 caused by a reduction in the average yield from 4.77% in 2008 to 4.32% in 2009 and a reduction in the average balance from $113.6 million in 2008 to $103.2 million in 2009.

Interest expense decreased $720,000 to $2,604,000 for the quarter ended June 30, 2009.  The main component of the decrease in interest expense was a $494,000 decrease in interest paid on certificates of deposit and is primarily the result of a decrease in the average rate paid on such accounts from 4.20% for the quarter ended June 30, 2008 to 3.22% for the same quarter in 2009 and is the result of declines in the general level of interest rates.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

The following presents, for the three month periods ended June 30, 2009 and 2008, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase
	2009	2008	2009	2008	2009	2008	(Decrease)
Assets
Loans, including fee income	$396,834	$381,479	6.50%	7.17%	$6,363	$6,802	$(439)
Taxable securities	103,150	113,626	4.32%	4.77%	1,100	1,348	(248)
Nontaxable securities	22,688	23,157	3.81%	3.98%	213	229	(16)
Federal funds sold	2,200	15,018	0.37%	2.14%	2	80	(78)
Interest bearing deposits in banks	21,041	14,010	2.81%	3.62%	146	126	20
Total earning assets	545,913	547,290	5.81%	6.31%	7,824	8,585	(761)
Cash and due from banks	33,803	14,949
Allowance for loan losses	(7,661)	(5,312)
Other assets	60,316	61,906
Total	$632,371	$618,833

Liabilities and Equity
Interest bearing demand (2)	$154,746	$150,092	0.84%	1.37%	$321	$513	$(192)
Savings	45,149	44,491	0.49%	0.71%	55	78	(23)
Certificates of deposit	272,388	254,338	3.22%	4.20%	2,165	2,659	(494)
Total interest bearing deposits	472,283	448,921	2.18%	2.91%	2,541	3,250	(709)
Borrowed funds	8,314	6,610	3.07%	4.50%	63	74	(11)
Total interest bearing liabilities	480,597	455,531	2.20%	2.93%	2,604	3,324	(720)
Noninterest bearing demand deposits	76,410	79,533
Other liabilities	10,750	10,332
Redeemable common stock held by ESOP	483	895
Shareholders' equity	64,131	72,542
Total	$632,371	$618,833
Net interest income					$5,220	$5,261	$(41)
Net interest yield on earning assets			3.88%	3.87%
Net interest spread			3.61%	3.38%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts

The following presents, for the six month periods ended June 30, 2009 and 2008, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Six Month Periods Ended June 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase
	2009	2008	2009	2008	2009	2008	(Decrease)
Assets
Loans, including fee income	$396,617	$377,609	6.49%	7.55%	$12,771	$14,173	$(1,402)
Taxable securities	99,938	113,990	4.41%	4.84%	2,185	2,742	(557)
Nontaxable securities	22,905	23,466	3.80%	3.92%	432	458	(26)
Federal funds sold	4,366	16,504	0.23%	2.63%	5	216	(211)
Interest bearing deposits in banks	19,906	12,928	2.98%	3.89%	294	250	44
Total earning assets	543,732	544,497	5.82%	6.59%	15,687	17,839	(2,152)
Cash and due from banks	30,439	14,968
Allowance for loan losses	(7,607)	(5,167)
Other assets	59,251	61,317
Total	$625,815	$615,615

Liabilities and Equity
Interest bearing demand (2)	$154,918	$147,922	0.87%	1.54%	$667	$1,133	$(466)
Savings	44,358	43,911	0.52%	0.73%	114	159	(45)
Certificates of deposit	267,295	253,506	3.30%	4.39%	4,372	5,540	(1,168)
Total interest bearing deposits	466,571	445,339	2.23%	3.09%	5,153	6,832	(1,679)
Borrowed funds	8,938	8,054	2.91%	5.19%	129	208	(79)
Total interest bearing liabilities	475,509	453,393	2.24%	3.12%	5,282	7,040	(1,758)
Noninterest bearing demand deposits	75,729	78,593
Other liabilities	10,067	10,402
Redeemable common stock held by ESOP	479	920
Shareholders' equity	64,031	72,307
Total	$625,815	$615,615
Net interest income					$10,405	$10,799	$(394)
Net interest yield on earning assets			3.86%	3.99%
Net interest spread			3.58%	3.47%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts

Net interest income for the six months ended June 30, 2009 decreased $394,000 or 3.7% over the same period in 2008.  This decline is the result of a $403,000 reduction attributable to changes in interest rates, was offset by an increase of $9,000 attributable to increases in the average balances of interest earning assets and interest bearing liabilities.  The average Federal Reserve discount rate for the period ending June 30, 2009 was approximately 250 basis points lower than the same period in 2008.  The resulting reductions in the general level of interest rates have contributed to a reduction in the average yield on earning assets from 6.59% during the six month period ending June 30, 2008 to 5.82% in the same period in 2009.  The average cost of funds declined from 3.12% in 2008 to 2.24% in 2009.  The net interest margin for the current year period declined 13 basis points from 2008, decreasing from 3.99% in 2008 to 3.86% in 2009.  The net interest spread increased from 3.47% in 2008 to 3.58% in 2009.   Total interest income decreased $2,152,000 to $15,687,000 for the six month period ended June 30, 2009.  Interest income earned on loans decreased $1,402,000 composed of a $2,089,000 reduction in interest income due to the reduction in the average yield of the loan portfolio from 7.55% to 6.49%, offset by a $687,000 increase that relates to a $19.0 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.   Interest income on taxable securities decreased $557,000, of which $233,000 was caused by a reduction in the average yield from 4.84% in 2008 to 4.41% in 2009 and $324,000 was caused by a reduction in the average balance from $114.0 million in 2008 to $99.9 million in 2009.

Interest expense decreased $1,758,000 to $5,282,000 for the six month period ended June 30, 2009.  The main component of the decrease in interest expense was a $1,168,000 decrease in interest paid on certificates of deposit and is primarily the result of a decrease in the average rate paid on such accounts from 4.39% for the period ended June 30, 2008 to 3.30% for the same period in 2009 and is the result of declines in the general level of interest rates.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

Index

Other Income. Total other income for the three-month period ended June 30, 2009 amounted to $1,621,000, compared to $1,841,000 for the same period in 2008, a decrease of $220,000, or 12.0%.  For the six-month period, other income was $3,418,000 in 2009 compared to $3,762,000 in 2008, a decrease of $344,000 or 9.1%.

The primary cause of the reduction in other income relates to losses on sales and calls of securities.  For the three month period, these losses were $211,000 compared to gains of $29,000 in 2008, resulting in a total decrease of $240,000.  For the six month period, the losses were $201,000 in 2009 compared to gains of $119,000 in 2008 for a total reduction of $320,000.  Of the losses in 2009, $216,000 relate to losses realized on common and preferred stocks, including a $66,000 loss on our common stock investment in Silverton Bank, N.A.  For tax purposes, these are capital losses for which the Company is not able to obtain a tax benefit.

Service charges (including NSF and overdraft charges) on deposit accounts decreased $113,000 or 11.2% for the three month period and $279,000 or 14.2% for the six month period.  For the three month period, these fees were 2.04% of interest-bearing and non-interest bearing checking accounts in 2009 compared to 2.22% in 2008.  NSF fees account for $89,000 of the $113,000 reduction, declining from $841,000 in 2008 to $752,000 in 2009.  For the six month period, these fees were 1.95% of interest-bearing and non-interest bearing checking accounts in 2009 compared to 2.26% in 2008.  Of the $279,000 decline in fees for the six month fees, reductions in NSF fees accounted for $235,000, reducing from $1,652,000 in 2008 to $1,417,000 in 2009.  In general, the decline in these fees is believed to be the result of the current economic recession in which consumers have generally reduced their spending levels and maintain higher balances in their checking accounts, thus avoiding service charges and NSF fees.

For the three months ended June 30, 2009, gain on sale of loans was $227,000 compared to $107,000 in 2008 due to increased volume of loans sold as a result of  increased refinancing activity caused by declines in interest rates.  The gain on sale of loans for the six month periods ended June 30, 2009 and 2008 were  $445,000 and $220,000, respectively.  Included in the gain on sale of loans are the recognition of mortgage servicing rights of $103,000 and $54,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $196,000 and $104,000 for the six month periods ended June 30, 2009 and 2008, respectively.   The following presents the activity in the Company’s mortgage servicing rights in 2009 and 2008:

	Three Months		Six Months
(dollars in thousands)	2009	2008	2009	2008

Beginning balance	$578	$533	$525	$510
Servicing rights recognized	103	54	196	104
Amortization expense	(80)	(31)	(120)	(58)
Ending balance	$601	$556	$601	$556

Other Expenses.  Other expenses for the three-month period ended June 30, 2009 amounted to $5,775,000 compared to $5,262,000 for the same period in 2008, an increase of $513,000 or 9.75%.   For the six month period, other expenses totaled $11,530,000 in 2009 compared to $10,394,000 in 2008, an increase of $1,136,000 or 10.9%.

The largest component of other expenses is salaries and employee benefits, which decreased $121,000, or 4.2% for the three month period and increased $305,000 or 5.3% for the six month period.  For the three month period, reduction in salaries and incentives accounts for $80,000 of the decline and reductions in benefit costs accounts for $41,000.  For the six month period, the primary component of the increase in cost was a $400,000 accrual in the first quarter for the cost of the termination of Bank of Chickamauga’s Defined Benefit Plan, which occurred in the second quarter.  This was offset by a $102,000 reduction in salaries and bonuses.  In the current year, as a part of its cost cutting measures, the Company has stopped the payment of incentives and bonuses.  The compensation cost that was charged against income for our stock option plans was $25,000 and $26,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $51,000 and $53,000 for the six month periods ended June 30, 2009 and 2008, respectively.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2009 is $155,000 which will be recognized over the weighted average period of approximately 1.64 years.

For the three month period ended June 30, 2009, amortization of intangibles decreased $2,000.  Amortization of core deposit intangibles decreased by $51,000 as impairment charges recorded against these assets at December 31, 2008 reduced required future amortization.  Amortization expense for mortgage servicing rights for the quarter increased $49,000.  For the six month period ended June 30, 2009, amortization of intangibles decreased $40,000.  Amortization of core deposit intangibles decreased by $102,000 while amortization expense for mortgage servicing rights for the quarter increased $62,000.  Equipment and occupancy expenses increased $4,000 for the three month period and $53,000 for the six month period.  The increase for the six month period relates to a $58,000 increase in depreciation expense relating to the completion of the Company’s operation center in September 2008.  Other operating expenses increased $632,000 for the three months in 2009 of which $596,000 to increased FDIC premiums, including $284,000 for the FDIC’s Special Assessment accrued as of June 30, 2009.  For the six month period, other expenses increased $818,000 or 28.2%, caused by a $672,000 increase in FDIC premiums and a $124,000 increase in professional fees.

Index

Income Taxes.  The Company recorded an income tax benefit totaling $(186,000) and income tax expense of $118,000 for the three-month periods ending June 30, 2009 and 2008, respectively.  The effective tax rate for the periods was (62.6%) and 16.3%, respectively.   For the six month period, the Company recorded an income tax benefit totaling $(220,000) and income tax expense of $685,000, respectively, resulting in effective tax rates for the periods of  (392.9)% and 25.4%, respectively.  Tax-exempt interest income and income on bank-owned life insurance are the primary reasons that the Company’s effective tax rates differ from the statutory tax rate of 34%.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of June 30, 2009, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

The Company, if needed, has the ability to cash out certificates with asset cash flow under normal circumstances. In the event that abnormal circumstances arise, the Banks have federal funds lines of credit in place totaling $5.1 million. In addition, if needed for both short-term and longer-term funding needs, the Banks have available lines of credit with the Federal Home Loan Bank of Atlanta on which $42.6 million was available at June 30, 2009.

At June 30, 2009, our capital ratios met regulatory minimum capital requirements for “well-capitalized” categorization. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1	Tier 1 Risk-	Total Risk-
	Leverage	Based	Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at June 30, 2009
Consolidated	8.86%	12.72%	13.98%
Bank of Upson	9.55%	12.84%	14.10%
The First National Bank of Polk County	11.15%	17.07%	18.33%
Peachtree Bank	8.87%	12.05%	13.29%
Bank of Chickamauga	7.47%	13.67%	14.93%

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

On October 14, 2008, Secretary Paulson announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrant preferred having an aggregate redemption value equal to 5% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.    Institutions that receive Treasury approval to participate in the CPP have 30 days to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the Treasury. On April 21, 2009, the Company was notified by the U.S. Treasury that it had been approved to participate in the program, and the Company elected to participate in the CPP subsequent to June 30, 2009.  On July 17, 2009 the Company issued and sold to the Treasury (i) 12,900 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (Preferred Stock Series A) and (ii) a Warrant to purchase 645.00645 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (Preferred Stock Series B) at an initial price of $0.01 per share (the “Warrant”), all for an aggregate purchase price of $12,900,000 in cash. The Warrant was exercised by the Treasury immediately on July 31, 2009 pursuant to a cashless exercise, and 645 shares of Preferred Stock Series B were issued to the Treasury and the Warrant was cancelled.

Index

Both the Preferred Stock Series A and the Preferred Stock Series B will be accounted for as components of Tier 1 capital.  The following presents the Company’s pro forma regulatory capital ratios presented as if the $12.9 million of Series A and Series B were included as a component of Tier 1 as of June 30, 2009:

	Tier 1	Tier 1 Risk-	Total Risk-
	Leverage	Based	Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Pro forma ratios as of June 30, 2009 Consolidated	10.93%	15.70%	16.96%

The Preferred Stock Series A pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, but will be paid only if, as, and when declared by the Company’s Board of Directors. The Preferred Stock Series A has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon the liquidation and dissolution and the winding up of the Company. The Preferred Stock Series A is generally non-voting.   The Company may redeem the Preferred Stock Series A at par at any time.

The terms of the Preferred Stock Series B are substantially identical to those of the Preferred Stock Series A. Differences include the payment under the Preferred Stock Series B of cumulative dividends at a rate of 9% per year, and such stock may not be redeemed while shares of the Preferred Stock Series A are outstanding.

At June 30, 2009, the Company had $6,101,000 outstanding on its line of credit with Silverton Bridge Bank, N.A. (formerly The Bankers Bank and Silverton Bank N.A.).  On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. was formed to take over the operations of Silverton Bank. The stock of our subsidiary banks is pledged as collateral for this loan.  The terms of the line of credit contain certain restrictive covenants including, among others, a requirement of each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets, to be measured quarterly.  At the inception of the loan, the restriction relative to maximum levels of nonperforming assets required that these assets not exceed 1% of each subsidiary’s total assets.  The Company was in violation of this covenant for the second and third quarters of 2008 for which it received waivers from the lender.  The Company and the lender agreed to amend the covenants such that each subsidiary’s nonperforming assets may not exceed 5% of total assets as of December 31, 2008 and for each quarter of 2009.  Thereafter, this ratio would reduce by 1% during each quarter in 2010 so that the maximum ratio returns to 1% of total assets by December 31, 2010.

At December 31, 2008, as a result of its impairment of its goodwill and core deposit intangible assets, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio, defined as net income of subsidiary banks for the prior four quarters multiplied by 50%, divided by the annual debt service of the Company.  During the second quarter of  2009, the terms of the line of credit were amended in response to this covenant noncompliance by eliminating the debt service covenant and instituting a liquidity covenant whereby the Parent Company must maintain cash reserves of at least $800,000.  In addition, the interest rate was changed from prime minus 0.5% to Prime plus 1% through July 1, 2010, Prime plus 2% through July 1, 2011, and Prime plus 3% through July 1, 2012 on which date the unpaid balance of the loan (projected to be $3.4 million) would become due in a lump sum payment.

As of June 30, 2009, the Company believes that it was in compliance with all covenants as amended in June 2009.

FDIC Special Assessment

The FDIC imposed an emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC will collect this assessment on September 30, 2009. For the Company, the special assessment is 5 basis points of the Bank's total assets less its Tier 1 capital. The amount of the Company's special assessment is $284,000 and this amount was expensed in the second quarter of 2009. The FDIC may impose an additional emergency special assessment after June 30, 2009, of up to 5 basis points if necessary to maintain public confidence in federal deposit insurance.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of June 30, 2009.

Index

Commitments and Contractual Obligations
(Dollars in thousands)
	Less than
	one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$282,467	$-	$-	$-	$282,467
Certificates of Deposit	211,261	41,090	20,207	-	272,558
Long-term borrowed funds	1,489	2,561	4,135	-	8,185
Deferred compensation	43	289	588	4,296	5,216
Leases	77	158	164	274	673

Total contractual obligations	$495,337	$44,098	$25,094	$4,570	$569,099

Commitments
Commitments to extend credit	$21,668	$-	$-	$-	$21,668
Credit card commitments	9,155	-	-	-	9,155
Commercial standby letters of credit	966	-	-	-	966

Total commitments	$31,789	$-	$-	$-	$31,789

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

None.

  Item 3.          Defaults upon Senior Securities

None.

Index

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on May 14, 2009.  The following directors were elected for terms to expire as indicated:

Name	Term to Expire	Votes For	Votes Withheld	Broker Nonvotes

Zack D. Cravey, Jr.	2012	2,830,691	11,290	65,630
Larry T. Kuglar	2012	2,841,029	952	65,630
Michael D. McRae	2012	2,839,429	2,552	65,630
Harold W. Wyatt, III	2012	2,841,669	312	65,630

Item 5.	Other Information

None.

Item 6.            Exhibits

Exhibits

Exhibit No. 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No. 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SouthCrest Financial Group, Inc.
(Registrant)

DATE: August 14, 2009	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: August 14, 2009	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer