Form 10-Q
period 2009-09-30
SOUTHCREST FINANCIAL GROUP INC
filed 2009-11-16
CIK 1279756

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-51287

__________________________

SouthCrest Financial Group, Inc.
(Exact name of small business issuer as specified in its charter)

__________________________

Georgia	58-2256460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 North Glynn Street
Fayetteville, GA  30214
(Address of principal executive offices)

(770)-461-2781
(Issuer’s telephone number)

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

__________________________

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

ndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2009: 3,931,528.

SouthCrest Financial Group, Inc.
And Subsidiaries

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
Assets	2009	2008*
Cash and due from banks	$23,021	$18,267
Federal funds sold	2,300	7,776
Interest-bearing deposits at other financial institutions	36,838	16,763
Securities available for sale	93,106	78,910
Securities held to maturity (fair value $30,444 and $39,502)	29,807	39,216
Restricted equity securities, at cost	1,845	2,294
Loans held for sale	251	349
Loans, net of unearned income	391,741	395,788
Less allowance for loan losses	8,660	7,285
Loans, net	383,081	388,503
Bank-owned life insurance	17,486	16,997
Premises and equipment, net	19,897	19,373
Goodwill	-	6,397
Intangible assets, net	2,063	2,577
Other real estate owned	9,580	5,592
Other assets	8,261	7,537
Total assets	$627,536	$610,551
Liabilities, Redeemable Common Stock, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$72,735	$75,912
Interest-bearing	466,719	443,789
Total deposits	539,454	519,701
Borrowed funds	7,847	16,782
Other liabilities	9,430	9,546
Total liabilities	556,731	546,029
Commitments and contingencies

Redeemable common stock held by ESOP	472	494

Stockholders' equity:
Preferred stock, par value $1; 10,000,000 shares authorized
Preferred stock, Series A, no par value, 12,900 shares issued and outstanding at September 30, 2009	12,203	-
Preferred stock, Series A, no par value, 645 shares issued and outstanding at September 30, 2009	723	-
Common stock, par value $1; 10,000,000 shares authorized, 3,931,528 issued	3,932	3,932
Additional paid-in capital	49,865	49,812
Retained earnings	2,803	9,700
Unearned compensation - ESOP	(303)	(326)
Accumulated other comprehensive income	1,110	910
Total stockholders' equity	70,333	64,028
Total liabilities, redeemable common stock, and stockholders' equity	$627,536	$610,551

See Notes to Condensed Consolidated Financial Statements.
* Derived from audited consolidated financial statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except share and per share data)

	Three Months		Nine Months
	2009	2008	2009	2008
Interest income:
Loans	$6,259	$6,915	$19,030	$21,088
Securities - taxable	1,061	1,339	3,246	4,081
Securities - nontaxable	209	230	641	688
Federal funds sold	1	20	6	236
Interest-bearing deposits at other banks	161	155	455	405
Total interest income	7,691	8,659	23,378	26,498
Interest expense:
Deposits	2,359	3,028	7,512	9,860
Other borrowings	97	122	226	330
Total interest expense	2,456	3,150	7,738	10,190
Net interest income	5,235	5,509	15,640	16,308
Provision for loan losses	875	837	3,112	2,307
Net interest income after provision
for loan losses	4,360	4,672	12,528	14,001
Other income:
Service charges on deposit accounts	938	1,025	2,621	2,987
Other service charges and fees	407	345	1,273	1,148
Net gain on sale of loans	78	31	523	251
Net gain (loss) on sale and call of securities	4	(570)	(197)	(451)
Income on bank-owned life insurance	159	170	489	519
Other operating income	198	169	493	478
Total other income	1,784	1,170	5,202	4,932
Other expenses:
Salaries and employee benefits	2,740	2,940	8,788	8,683
Equipment and occupancy expenses	660	655	1,922	1,864
Goodwill impairment	6,397	-	6,397	-
Amortization of intangibles	241	276	742	817
Other operating expenses	2,481	1,517	6,200	4,418
Total other expenses	12,519	5,388	24,049	15,782

Income (loss) before income taxes	(6,375)	454	(6,319)	3,151
Income tax (benefit) expense	(175)	(22)	(395)	663
Net income (loss)	$(6,200)	$476	$(5,924)	$2,488
Preferred dividends	169	-	169	-
Net income (loss) available to common shareholders	$(6,369)	$476	$(6,093)	$2,488
Basic and diluted earnings (loss) per share	$(1.63)	$0.12	$(1.56)	$0.64
Dividends per share	$0.04	$0.13	$0.21	$0.39
Average shares outstanding - basic and diluted	3,917,765	3,916,707	3,917,408	3,916,239

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	Three Months		Nine Months
	2009	2008	2009	2008

Net income (loss)	$(6,200)	$476	$(5,924)	$2,488

Other comprehensive gain (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period, net of taxes of $424, $405, $48, and $(8)	691	665	78	(13)
Impairment charge on investment securities, net of taxes of $0, $(216), $0, and $(216)	-	(354)	-	(354)
Reclassification adjustment for (gains) losses included in net income, net of tax of $2, $-0-, $(75) and $45	(2)	-	122	(74)

Comprehensive income (loss)	$(5,511)	$787	$(5,724)	$2,047

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Unearned Compensation	Total Stockholders'
	Series A	Series B	Shares	Par	Capital	Earnings	Income	(ESOP)	Equity

Balance, December 31, 2008	$-	$-	3,931,528	$3,932	$49,812	$9,700	$910	$(326)	$64,028
Net loss			-	-	-	(5,924)	-	-	(5,924)
Issuance of preferred stock	12,174	726	-	-	-	-	-	-	12,900
Common stock dividends declared,$0.25 per share	-	-	-	-	-	(826)	-	-	(826)
Preferred stock dividends declared	-	-	-	-	-	(143)	-	-	(143)
Amortization of preferred stock premiums and discounts	29	(3)	-	-	-	(26)	-	-	-
Stock-based compensation	-	-	-	-	53	-	-	-	53
Adjustment for shares owned by ESOP	-	-	-	-	-	22	-	-	22
Principal reduction of ESOP debt	-	-	-	-	-	-	-	23	23
Other comprehensive income	-	-	-	-	-	-	200	-	200
Balance, September 30, 2009	$12,203	$723	3,931,528	$3,932	$49,865	$2,803	$1,110	$(303)	$70,333

Balance, December 31, 2007	$-	$-	3,931,528	$3,932	$49,707	$17,881	$550	$(349)	$71,721
Net income			-	-	-	2,488	-	-	2,488
Adjustment resulting from adoption of EITF Issue 06-4			-	-	-	(493)	-	-	(493)
Cash dividends declared,$0.39 per share			-	-	-	(1,532)	-	-	(1,532)
Stock-based compensation			-	-	78	-	-	-	78
Adjustment for shares owned by ESOP			-	-	-	30	-	-	30
Principal reduction of ESOP debt			-	-	-	-	-	23	23
Other comprehensive income			-	-	-	-	(441)	-	(441)
Balance, September 30, 2008	$-	$-	3,931,528	$3,932	$49,785	$18,374	$109	$(326)	$71,874

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(5,924)	$2,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	984	912
Amortization of intangibles	742	817
Impairment charges on goodwill	6,397	-
Other amortization	178	43
Provision for loan losses	3,112	2,307
Impairment charges on investments	-	570
Stock compensation expense	53	78
Deferred income taxes	201	865
Income on bank-owned life insurance	(489)	(519)
Loss (gain) on sales and calls of investment securities	197	(119)
(Increase) decrease in interest receivable	134	(711)
Increase (decrease) in income taxes payable	(513)	747
Increase (decrease) in interest payable	152	(561)
Net gain on sale of loans	(523)	(251)
Originations of mortgage loans held for sale	(25,941)	(12,278)
Proceeds from sales of mortgage loans held for sale	26,334	12,367
Loss on sale of other real estate	447	52
Increase in other assets	(1,180)	(538)
Increase in other liabilities	157	131
Net cash provided by operating activities	4,518	6,400
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity	9,610	23,583
Purchases of securities held to maturity	(275)	(7,170)
Proceeds from maturities of securities available for sale	(44,288)	(31,479)
Purchases of securities available for sale	29,642	26,114
Proceeds from sales of securities available for sale	350	-
Redemption (purchase) of restricted equity securities	449	(406)
Net increase in interest-bearing deposits in banks	(20,075)	(6,224)
Net increase in loans	(3,860)	(32,253)
Purchase of premises and equipment	(1,508)	(2,122)
Proceeds from sale of other real estate owned	1,855	852
Net cash used in investing activities	(28,100)	(29,105)

See Notes to Condensed Consolidated Financial Statements.

Index

SouthCrest Financial Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (continued)
For The Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008

FINANCING ACTIVITIES
Net increase in deposits	19,753	997
Repayments of borrowed funds	(9,143)	(3,055)
Increase in borrowed funds	208	14,973
Net increase in federal funds purchased	-	609
Proceeds from issuance of preferred stock	12,900	-
Leveraged ESOP transaction	23	23
Common stock dividends paid	(826)	(1,532)
Preferred stock dividends paid	(55)	-
Net cash provided by financing activities	22,860	12,015
Net decrease in cash and due from banks	(722)	(10,690)
Cash and cash equivalents at beginning of period	26,043	25,376
Cash and cash equivalents end of period	$25,321	$14,686

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$7,586	$10,751
Income taxes	368	1,718

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$6,290	$6,595
Increase in mortgage servicing rights	227	121
Increase (decrease) in redeemable common stock held by ESOP	22	(30)
Unrealized gain (loss) on securities available for sale, net	200	(441)
Accrual of cumulative preferred dividends	89	-

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the financial statements and notes included in the Company's consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s annual report on Form 10-K (Registration No. 000-51287).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bank of Upson,  The First National Bank of Polk County, Peachtree Bank, and Bank of Chickamauga.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain reclassifications to prior period balance sheets and income statements have been made to conform to current classifications.  These reclassifications have no impact on net income or stockholders’ equity reported for the previous periods.  Subsequent events have been evaluated through November 16, 2009, which is the date of financial statement issuance.

NOTE 2 – EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net income available to common stockholders (net income (loss) adjusted for cumulative preferred stock dividends) by the weighted average number of shares outstanding during the period.  Diluted earnings per share would be computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares, such as outstanding stock options.  Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value.  The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

At September 30, 2009 and 2008, the Company had 185,400 and 191,400 options outstanding under the SouthCrest Financial Group, Inc. 2005 Stock Incentive Plan.  For the three and nine month periods ended September 30, 2009 and 2008, these options were nondilutive.   The Company’s ESOP has a loan from the holding company secured by 13,763 shares of Company stock which have not been allocated to participant accounts and are therefore not considered outstanding for purposes of computing earnings per share.  The weighted average number of shares outstanding for purposes of computing earnings per share was 3,917,765 and 3,916,707 for the three month periods and 3,917,408 and 3,916,239 for the nine month periods ended September 30, 2009 and 2008.

Index

NOTE 3 — INVESTMENT SECURITIES

The amortized cost and fair value of securities available for sale are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009:
U.S. Government and agency securities	$40,512	$476	$(39)	$40,949
State and municipal securities	17,134	515	(12)	17,637
Mortgage backed securities – residential -Government-sponsored enterprises	31,089	1,215	(8)	32,296
Corporate bonds	1,963	3	(309)	1,657
Equity Securities	623	-	(56)	567
	$91,321	$2,209	$(424)	$93,106

December 31, 2008:
U.S. Government and agency securities	$25,702	$509	$-	$26,211
State and municipal securities	16,648	262	(135)	16,775
Mortgage backed securities – residential -Government-sponsored enterprises	32,035	1,090	(27)	33,098
Corporate bonds and equity securities	3,083	22	(279)	2,826
	$77,468	$1,883	$(441)	$78,910

The amortized cost and fair value of securities held to maturity are summarized as follows:

Index

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Held to Maturity
September 30, 2009:
U.S. Government and agency securities	$-	$-	$-	$-
State and municipal securities	5,546	189	(27)	5,708
Mortgage backed securities - residential Government-sponsored enterprises	23,261	756	(1)	24,016
Corporate bonds	1,000	-	(279)	721
	$29,807	$945	$(307)	$30,445
December 31, 2008:
U.S. Government and agency securities	$1,990	$28	$-	$2,018
State and municipal securities	6,579	128	(98)	6,609
Mortgage backed securities - residential Government-sponsored enterprises	29,647	369	(187)	29,829
Corporate bonds	1,000	46	-	1,046
	$39,216	$571	$(285)	$39,502

The amortized cost and fair value of securities held to maturity and securities available for sale as of September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$4,789	$4,872	$455	$465
Due from one to five years	20,272	20,655	984	996
Due from five to ten years	24,021	24,382	1,994	2,103
Due after ten years	8,564	8,677	2,113	2,144
Government-sponsored enterprises	31,089	32,296	23,261	24,016
Corporate bonds and equity securities	2,586	2,224	1,000	721
	$91,321	$93,106	$29,807	$30,445

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

Index

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
U.S. Government and agency securities	$2,462	$(39)	$-	$-	2,462	(39)
State and municipal securities	405	-	611	(39)	1,016	(39)
Mortgage backed securities - residential government-sponsored enterprises	1,399	(8)	130	(1)	1,529	(9)
Equity securities	-	-	167	(56)	167	(56)
Corporate bonds	720	(279)	640	(309)	1,360	(588)
Total	$4,986	$(326)	$1,548	$(405)	$6,534	$(731)

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	Value	Losses	Value	Losses	Value	Losses
December 31, 2008
U.S. Government and agency securities	$-	$-	$-	$-	$-	$-
State and municipal securities	2,940	(147)	364	(86)	3,304	(233)
Mortgage backed securities - residential government-sponsored enterprises	6,587	(71)	5,858	(143)	12,445	(214)
Equity securities	1,021	(102)	-	-	1,021	(102)
Corporate bonds	767	(177)	-	-	767	(177)
Total	$11,315	$(497)	$6,222	$(229)	$17,537	$(726)

These unrealized losses are considered temporary because of acceptable investment grades on each security, the likelihood of the market value increasing to the initial cost basis of the security, and the intent and ability of the Company to hold these securities until recovery of the market values.  During the nine month period ended September 30, 2009, the Company incurred $197,000 in losses on sales and calls of securities.  Gross gains on sales and calls of securities totaled $19,000 and total gross losses totaled $216,000.  Of incurred losses, $150,000 represented a loss on redemption of preferred stock having an original cost of $500,000.  The loss occurred as the Company accepted a tender offer made by the issuing bank to redeem the stock.  In addition, the Company incurred a loss of $66,000 relating to common stock in Silverton Bank, N.A. On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, and the FDIC was appointed as Receiver for Silverton Bank.

Our restricted equity securities are comprised of our investments in Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta (“FHLB”) stock, each with no readily determinable market value.  The amortized cost and fair value of all these securities are equal at period end. As of September 30, 2009, the investment in Federal Reserve Bank Stock totaled $588,000.  Recovery of this amount is reasonably expected.   As of September 30, 2009, the investment in FHLB stock represented approximately $1.26 million, or 0.20% as a percentage of total assets.  In determining the carrying amount of the FHLB stock, we have evaluated and considered that the FHLB Banks appear to be in stable operational positions and are meeting all of their debt obligations.  Also, given the capital levels and expectations that several of the FHLB Banks have a very high degree of government support, it appears that the FHLB has the ability to absorb economic losses.  Further, the Company has access to adequate sources of liquidity in order to meet our operational needs in the foreseeable future.  We would therefore not have the need to dispose of this stock below the recorded amount.

NOTE 4 — LOANS RECEIVABLE

The composition of loans at September 30, 2009 and December 31, 2008 is summarized as follows:

Index

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Commercial, financial, and agricultural	$16,864	$18,740
Real estate – construction	70,388	74,095
Real estate – mortgage	262,416	261,866
Consumer	32,922	35,552
Other	9,157	5,547
	391,747	395,800
Unearned income	(6)	(12)
Allowance for loan losses	(8,660)	(7,285)
Loans, net	$383,081	$388,503

Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Balance, beginning of year	$7,285	$4,952
Provision for loan losses	3,112	4,002
Loans charged off	(2,112)	(2,244)
Recoveries of loans previously charged off	375	575
Balance, end of year	$8,660	$7,285

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$2,213	$-
Impaired loans with a valuation allowance	11,608	9,164
Total impaired loans	$13,821	$9,164
Valuation allowance related to impaired loans	$1,681	$1,603
Average investment in impaired loans	$8,399	$5,920

There were $6,031,000 and $9,164,000 loans on nonaccrual status at September 30, 2009 and December 31, 2008.  Loans of $890,000 and $779,000 were past due ninety days or more and still accruing interest at September 30, 2009 and December 31, 2008, respectively.  Loans restructured under troubled debt were $2,043,000 and $-0- at September 30, 2009 and December 31, 2008, respectively.

 NOTE 5 — DEPOSITS

At September 30, 2009 and December 31, 2008, deposits were as follows:

Index

(Dollars In Thousands)	September 30, 2009	December 31, 2008

Noninterest bearing deposits	$72,735	$75,912
Interest checking	107,306	95,979
Money market	56,637	54,545
Savings	45,216	42,651
Certificates of deposit	257,560	250,614
	$539,454	$519,701

NOTE 6 — NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for the recognition and presentation of other-than-temporary impairments. The guidance changes existing guidance for determining whether impairment of debt securities is other than temporary and requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings.

Upon adoption of this guidance, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The guidance is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the standard nor did it have a material impact on the consolidated financial statements of the Company when adopted.

In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The guidance, while emphasizing the objective of fair value measurement, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly.

This guidance reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a "distressed sale" price, then further analysis is required to estimate fair value. The guidance identifies factors to be considered when determining whether or not a market is inactive. The guidance is effective, as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the guidance nor did it have a material impact on the consolidated financial statements of the Company when adopted.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments that was effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. This guidance amends previously issued accounting standards to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the guidance are to be provided prospectively. The Company did not elect to early-adopt the guidance and provided the required disclosures beginning as of June 30, 2009.

In April 2009, the FASB issued authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that is effective for business combinations occurring after January 1, 2009. This guidance amends and clarifies the earlier provisions of the standards for  accounting for business combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The impact of adoption of the guidance on the consolidated financial statements will depend on the nature, terms and size of future business combinations.

In April 2009, the FASB issued authoritative guidance for subsequent events.  The Company adopted the guidance during the quarter ended June 30, 2009.  This guidance sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made.  Also, this guidance requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued).  The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

Index

In June 2009, the FASB issued authoritative guidance for accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special purpose entity ("QSPE"), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets.  This guidance is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009.  The disclosure requirements must be applied to transfers that occurred before and after the effective date.  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued authoritative guidance for the way entities account for securitizations and special-purpose entities which contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures.  This guidance is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated Variable Interest Entities).  The Company is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In June 2009, the FASB issued authoritative guidance for the FASB accounting standards codification and the hierarchy of generally accepted accounting principles.  The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements issued for interim periods and annual financial statements for periods ending after September 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.

NOTE 7 -- FAIR VALUE

Accounting standards establish a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements.  Accounting standards clarify that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

Accounting standards establish a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and an allowance for loan losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures for impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

Index

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
As of September 30, 2009
U.S. Government and agency securities	$40,949	$-	$40,949	$-
State and municipal securities	17,637	-	17,637	-
Mortgage-backed securities	32,296	-	32,296	-
Corporate bonds	1,657	-	1,657	-
Equity securities	567	26	-	541
	$93,106	$26	$92,539	$541
As of December 31, 2008
U.S. Government and agency securities	$26,211	$-	$26,211	$-
State and municipal securities	16,775	-	16,775	-
Mortgage-backed securities	33,098	-	33,098	-
Corporate bonds	1,805	-	1,805	-
Equity securities	1,021	27	-	994
	$78,910	$27	$77,889	$994

The securities measured as Level 3 include investment in the common stock of a bank holding company that is not listed on an exchange.

For those securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2009 to September  30, 2009:

Investment Securities Available For Sale

Beginning balance, January 1, 2009	$994
Total gains (losses) realized or unrealized
Included in earnings	(150)
Included in other comprehensive income	47
Purchases, issuances, sales and settlements, net	(350)
Transfers in (out) of Level 3	-
Ending balance, September 30, 2009	$541

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

Index

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2009
Impaired loans	$9,927	$-	$-	$9,927
Other real estate	9,580	-	-	9,580

As of December 31, 2008
Impaired loans	$7,561	$-	$-	$7,561
Other real estate	5,592	-	-	5,592

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

The estimated fair values and related carrying amounts of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash, due from banks, interest bearing deposits in other banks, and federal funds sold	$62,159	$62,159	$42,806	$42,806
Securities	122,913	123,550	118,149	118,412
Restricted equity securities	1,845	1,845	2,294	2,294
Loans and loans held for sale, net	391,992	400,143	396,136	399,408
Accrued interest receivable	2,805	2,805	2,939	2,939
Bank-owned life insurance	17,486	17,486	16,997	16,997

Financial liabilities
Deposits	539,454	544,133	519,701	524,136
Borrowed funds	7,847	7,856	16,782	16,802
Accrued interest payable	2,079	2,079	1,927	1,927

NOTE 8— BORROWED FUNDS

At September 30, 2009, the Company had $5,972,000 outstanding on its line of credit with Silverton Bridge Bank, N.A. (formerly Silverton Bank, N.A.).  On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. has been formed to take over the operations of Silverton Bank. The stock of our subsidiary banks is pledged as collateral for this loan.  The terms of the line of credit contain certain restrictive covenants including, among others, a requirement of each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets, to be measured quarterly.  At the inception of the loan, the restriction relative to maximum levels of nonperforming assets required that these assets not exceed 1% of each subsidiary’s total assets.  The Company was in violation of this covenant for the second and third quarters of 2008 for which it received waivers from the lender.  The Company and the lender agreed to amend the covenants such that each subsidiary’s nonperforming assets may not exceed 5% of total assets as of December 31, 2008 and for each quarter of 2009.  Thereafter, this ratio would reduce by 1% during each quarter in 2010 so that the maximum ratio returns to 1% of total assets by December 31, 2010.  At September 30, 2009, this ratio for the subsidiary banks ranged from 0.41% to 3.73%.

Index

At December 31, 2008, as a result of its impairment of its goodwill and core deposit intangible assets, the Company was not in compliance with its covenant to maintain a minimum debt service coverage ratio, defined as net income of subsidiary banks for the prior four quarters multiplied by 50%, divided by the annual debt service of the Company.  In order to remedy this covenant violation, in June, 2009, the covenants and the note were amended such that the debt service covenant was replaced by a liquidity covenant in which the Parent would maintain cash balances of $800,000, which the Company maintains as demand deposits at its subsidiary banks.  In addition, the interest rate of the note was changed from Prime minus 0.5% to Prime plus 1% through July 1, 2010, Prime plus 2% through July 1, 2011, and Prime plus 3% through July 1, 2012.  On July 1, 2012, the remaining balance outstanding on the note, estimated to be $4.2 million, would become payable as a balloon payment.  As of September 30, 2009, the Company believes it was in compliance with all covenants as amended in June 2009.

NOTE 9.  FDIC SPECIAL ASSESSMENT

The FDIC imposed an emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC collected this assessment on September 30, 2009. For the Company, the special assessment was 5 basis points of the Bank's total assets less its Tier 1 capital. The Company accrued $284,000 for this special assessment as of June 30, 2009. The FDIC may impose an additional emergency special assessment after June 30, 2009, of up to 5 basis points if necessary to maintain public confidence in federal deposit insurance.  In November 2009, the FDIC approved a rule that, in lieu of a further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $2.8 million in risk-based assessments.

NOTE 10. PARTICIPATION IN U.S. TREASURY CAPITAL PURCHASE PROGRAM

On July 17, 2009, The Company  issued 12,900 shares of cumulative perpetual preferred stock (“Series A Preferred Stock”), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 645 shares of cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $12,900,000. The warrants were exercised immediately resulting in the issuance of 645 shares of cumulative perpetual preferred stock (“Series B Preferred Stock) to the U.S. Treasury.

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

The net proceeds were allocated between Preferred Stock Series A and Preferred Stock Series B based on their relative fair values at the time of issuance. The discount on Preferred Stock Series A and the premium on Preferred Stock Series B resulting from the differences between the initial carrying amounts and the liquidation amounts were calculated to be accreted or amortized over the five-year period preceding the 9% perpetual dividend, using the effective yield method.

No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Also, benefit plans and certain employment arrangements must be modified to comply with the issuance of the cumulative perpetual preferred stock as required by the U.S. Treasury.

NOTE 11 GOODWILL IMPAIRMENT

Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment uses both the income and market approaches to value the reporting units of the Company.  The income approach consists of discounting projected long-term future cash flows (earnings), which are derived from internal forecasts and economic expectations for the Company and its reporting units.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.   The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, values are calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions and our own market capitalization position.  The Company’s goodwill testing for 2009, conducted in the third quarter, indicated that the remaining goodwill recorded at the time of acquisition of FNB Polk, Peachtree and Chickamauga were impaired based on the substantial decline in the Company’s common stock price and the economic outlook for the Company’s industry.  As a result, the Company recorded a goodwill impairment charge of $6,397,000 during the quarter ended September 30, 2009. While there were insignificant updates to the underlying assumptions, the most significant variable driving the impairment in the third quarter relates to the decline in Company market capitalization and the duration of depressed stock prices.

Index

NOTE 12.  SUPPLEMENTARY FINANCIAL DATA

Components of other operating expenses in excess of 1% of revenue are as follows:

	Three Months		Nine Months
(dollars in thousands)	2009	2008	2009	2008
FDIC special assessment	$-	$-	$284	$-
FDIC premiums	227	55	641	81
Professional fees	311	152	740	457
Loss on sale of other real estate	391	27	447	27
Director fees	115	98	328	319
Telephone	112	89	346	274
Postage and supplies	166	165	427	502
Data processing expenses	406	364	1,267	1,061

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Other intangible assets include core deposit intangibles recognized in bank and branch acquisitions, and mortgage servicing rights recognized in connection with the sale of mortgage loans in which the Company retains the servicing rights.    Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  The evaluation of goodwill for impairment uses both the income and market approaches to value the reporting units of the Company.  The income approach consists of discounting projected long-term future cash flows (earnings), which are derived from internal forecasts and economic expectations for the Company and its reporting units.  The significant inputs to the income approach include the long-term target tangible equity to tangible assets ratio and the discount rate, which is determined utilizing the Company’s cost of capital adjusted for a company-specific risk factor.   The company-specific risk factor is used to address the uncertainty of growth estimates and earnings projections of management.  Under the market approach, values are calculated from an analysis of comparable acquisition transactions based on earnings, book value, assets and deposit premium multiples from the sale of similar financial institutions and our own market capitalization position.  Our goodwill testing for 2009, which was updated as of September 30, 2009, indicated that the goodwill recorded at the time of acquisition of FNB Polk, Peachtree and Chickamauga were impaired based on the substantial decline in our common stock price and the economic outlook for our industry.  As a result, the Company recorded goodwill impairment charge of $6,397,000 during the quarter ended September 30, 2009. While there were insignificant updates to the underlying assumptions, the most significant variable driving the impairment in the third quarter relates to the decline in Company market capitalization and the duration of depressed stock prices.

Index

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

Financial Condition

During the nine months ended September 30, 2009, our total assets increased $17.0 million to $627.5 million at September 30, 2009.  During this period, total loans decreased $4.0 million, while loans held for sale decreased $98,000 from December 31, 2008.  Securities available for sale increased $14.2 million due primarily to purchases made during the period while securities held to maturity decreased $9.4 million due to maturities.  Federal funds sold decreased $5.5 million.   Interest bearing deposits at other financial institutions increased $20.1 million due to purchases of certificates of deposits in financial institutions.  These certificates are purchased in amounts such that at all times, the principal and accrued interest are fully insured by the FDIC.   Intangible assets declined $6.9 million due primarily to a $6.4 million impairment charge related to the Company’s goodwill.

During the year to date period ended September 30, 2009, deposits increased $19.8 million or 3.8%.  Changes in deposits are summarized below:

(Dollars In Thousands)	September 30, 2009	December 31, 2008	Change

Noninterest bearing deposits	$72,735	$75,912	$(3,177)
Interest checking	107,306	95,979	11,327
Money market	56,637	54,545	2,092
Savings	45,216	42,651	2,565
Certificates of deposit	257,560	250,614	6,946
	$539,454	$519,701	$19,753

Since December 31, 2008, borrowed funds declined $9.0 million primarily due to repayments of Federal Home Loan Bank advances totaling $8,287,000 and $317,000 in principal reductions against of our line of credit.  During the second quarter of  2009, the terms of our line of credit were amended in response to the Company’s violation of the loan covenant related to certain minimum debt service ratios.  This covenant noncompliance was the result of the impairment losses recorded at December 31, 2008 related to goodwill and core deposit intangible assets.  The covenants were amended by eliminating the debt service covenant and instituting a liquidity covenant whereby the Parent Company must maintain cash reserves of at least $800,000.  In addition, the interest rate was changed from prime minus 0.5% to Prime plus 1% through July 1, 2010, Prime plus 2% through July 1, 2011, and Prime plus 3% through July 1, 2012 at which time the remaining balance of the loan (projected to be $3.4 million) would become due in a lump sum payment.

At September 30, 2009, the Company had not purchased federal funds.  The Company monitors changes in its loan portfolio and changes in its deposit levels, and seeks to maintain a proper mix of types, maturities, and interest rates.

Our total stockholders’ equity has increased by $6.4 million since December 31, 2008, primarily due to the $12.9 million received under the U.S. Treasury’s Capital Purchase Program.  In addition, during the nine month period ended September 30, 2009, the Company recorded a net loss of $5.9 million.

Loan Portfolio. The following table presents various categories of loans contained in the loan portfolios of the subsidiary banks as of September 30, 2009 and December 31, 2008:

Index

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Commercial, financial, and agricultural	$16,864	$18,740
Real estate – construction	70,388	74,095
Real estate – mortgage	262,416	261,866
Consumer	32,922	35,552
Other	9,157	5,547
	391,747	395,800
Unearned income	(6)	(12)
Allowance for loan losses	(8,660)	(7,285)
Loans, net	$383,081	$388,503

Nonaccrual, Past Due and Restructured Loans. The following table presents various categories of nonaccrual, past due, potential problem loans,  and restructured loans in the Banks’ loan portfolios as of September 30, 2009 and December 31, 2008:

Index

(Dollars in thousands)	September 30, 2009	December 31, 2008
Nonaccrual loans	$6,031	$9,164
Loans past due 90 days or more and still accruing	$890	$779
Loans restructured under troubled debt	$2,043	$-

As of September 30, 2009 nonaccrual loans decreased $3.1 million from $9,164,000 at December 31, 2008 to $6,031,000.  The decline results primarily to the foreclosure in the third quarter of a of a $2.6 million loan secured by a shopping center.  Impaired loans at September 30, 2009 consisted of $4.5 million in construction and development loans and $760,000 in first mortgages secured by single family dwellings, $59,000 in commercial real estate loans, and $168,000 in second mortgages.  Impaired construction and development loans include a $3.45 million loan secured by an apartment complex for which a valuation allowance of $196,000 was established; a $698,000 residential development loan; a $604,000 residential development loan, and a $376,000 construction loan secured by a partially completed office building.    The valuation allowance for the apartment complex was reduced from $846,000 at March 31, 2009 based on a more recent appraisal received for the property.   Impaired first mortgage loans consist of 28 loans, the largest of which is $135,000.

Information regarding impaired loans as of September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$2,213	$-
Impaired loans with a valuation allowance	11,608	9,164
Total impaired loans	$13,821	$9,164
Valuation allowance related to impaired loans	$1,681	$1,603
Average investment in impaired loans	$8,399	$5,920

Impaired loans without a valuation allowance at September 30, 2009 consist of twenty two loans secured by real estate, the largest of which is a $697,000 loan secured by land.  The remaining loans are secured by single family dwelling, with the largest loan having a balance of $247,000.

In addition to the impaired loans in the table above, at September 30, 2009 the Company had $37.4 million in potential problem loans.  Potential  problem loans are loans which are currently performing but as to which  information  about the borrowers'  possible  credit  problems causes  management  to have doubts  about their  ability to comply with current repayment terms.  Management has downgraded these loans and closely monitors their continued performance.  The following is a summary of our potential problem loans at September 30, 2009:

(Dollars in thousands)
Construction and development loans	$6,925
First mortgage	16,510
Second mortgage and home equity line of credit	652
Nonresidential mortgage	10,473
Commercial	1,800
Consumer	1,014

Total	$37,374

Other Real Estate. Other real estate totaled $9,580,000 and $5,592,000 as of September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009, the largest component of other real estate was $4.9 million which represented the Company’s 75 percent interest in foreclosed property consisting of 96 developed residential lots and 24 partially developed lots in a golf course development in Jackson County, Georgia.  The Company sold a 25 percent participation interest at the time the loan was originated.  In addition to the above, other real estate includes a retail shopping center recorded a carrying amount of $2.6 million, a 20% interest in land zoned for retail shopping recorded at a carrying amount of $500,000, and an office building under construction in Atlanta, Georgia which was written down in the third quarter by $133,000 to $394,000.   The remainder of other real estate consists of thirteen properties, the largest having a balance of $245,000.

Index

Summary of Loan Loss Experience. An analysis of SouthCrest’s loan loss experience is included in the following table for the periods ended September 30, 2009 and 2008:

Analysis of Allowance for Loan Losses
For The Three and Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)	Three Months		Nine Months
	2009	2008	2009	2008

Balance at beginning of period	$8,105	$6,206	$7,285	$4,952
Chargeoffs
Commercial loans	9	3	66	44
Real estate - construction	137	616	1,021	638
Real estate - mortgage	139	76	482	180
Consumer	137	286	479	566
Other	25	29	64	88
Total Chargeoffs	447	1,010	2,112	1,516

Recoveries
Commercial loans	28	12	44	19
Real estate - construction	-	1	-	25
Real estate - mortgage	18	2	28	43
Consumer	81	120	266	294
Other	-	21	37	65
Total recoveries	127	156	375	446

Net chargeoffs	(320)	(854)	(1,737)	(1,070)
Additions charged to operations	875	837	3,112	2,307
Balance at end of period	$8,660	$6,189	$8,660	$6,189
Annualized ratio of net chargeoffs during the period to average loans outstanding during the period	0.33%	0.89%	0.59%	0.37%

Allowance for Loan Losses.  The allowance for loan losses as of September 30, 2009 was $8,660,000 compared to $7,285,000 at December 31, 2008 and $6,189,000 at September 30, 2008.   As a percentage of gross loans, the allowance for loan losses was 2.21% at September 30, 2009 compared to 1.84% as of December 31, 2008 and 1.55% at September 30, 2008. The provisions for loan losses during the three and nine months ended September 30, 2009 of $875,000 and $3,112,000, respectively, were the result of management's assessment of risks inherent in the loan portfolio.  Management’s estimate of the allowance for loan losses utilizes a loan grading system to assign a risk grade to each loan based on factors such as the quality of collateral securing a loan, the financial condition of the borrower and the payment history of each loan.  Based on net charge-off history experienced for each category within the loan portfolio, as well as general economic factors affecting the lending market, management assigns an estimated allowance for each risk grade within each of the loan categories.  Management then estimates the required allowance, which may also include a portion that is not allocated to a specific category of the loan portfolio, but which management deems is necessary based on the overall risk inherent in the loan portfolio.  The estimation of the allowance may change due to fluctuations in the factors noted above as well as changes in the trends of net charge-offs, past due loans, and general economic conditions of the markets served by the Company’s subsidiary banks.

During the nine months ended September 30, 2009, the Company recorded gross chargeoffs of $2,112,000.  Of this total, $500,000 related to a loan secured by a real estate development that was foreclosed in the first quarter and $348,000 related to a tract of land foreclosed in the second quarter.  The $500,000 charged off in the first quarter represented the valuation allowance established for this loan as of December 31, 2008.

Management considers the allowance for loan losses to be adequate; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions of the allowance will not be required.

Index

Results of Operations For The Three and Nine Months Ended September 30, 2009 and 2008

The results of operations for the three month period ended September 30, 2009 amounted to a net loss of $(6.2) million, or $(1.63) basic and diluted earnings per share, compared to net income of $476,000 or $0.12 basic and diluted earnings per share for the same three-month period in 2008.  Results for the nine month period ended September 30, 2009 was a net loss of $(5.9) million, or $(1.56) basic and diluted earnings per share compared to net income of $2,488,000 or $0.64 basic and diluted earnings per share in 2008.    The primary reason for the decline is a $6,397,000 impairment charge recorded in the current quarter related to the Company’s goodwill.  This impairment charge eliminated the remaining balance of goodwill.

Net Interest Income. Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities.

Net interest income for the three months ended September 30, 2009 decreased $274,000 or 5.0% over the same period in 2008.  This decline is the result of a $193,000 reduction attributable to changes in interest rates and a decrease of $81,000 attributable to declines in the average balances of interest earning assets and interest bearing liabilities.  Beginning in August 2007, the Federal Reserve has announced several reductions in the discount rate, with the result being that the average discount rate for the period ending September 30, 2009 was approximately 175 basis points lower than the same period in 2008.  These reductions have contributed to a reduction in the average yield on earning assets from 6.30% during the three month period ending September 30, 2008 to 5.61% in the same period in 2009.  The average cost of funds declined from 2.74% in 2008 to 2.04% in 2009.  The net interest margin for the current year period decreased from 4.01% in 2008 to 3.82% in 2009.  The net interest spread increased from 3.56% in 2008 to 3.57% in 2009.   Total interest income decreased $968,000 to $7,691,000 for the quarter ended September 30, 2009.  Interest income earned on loans decreased $656,000 composed of a $788,000 reduction in interest due to the reduction in the average yield of the loan portfolio from 7.13% to 6.31%, offset by a $132,000 increase that relates to a $7.6 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.   Interest income on taxable securities decreased $278,000 caused by a reduction in the average yield from 4.73% in 2008 to 4.18% in 2009 and a reduction in the average balance from $112.6 million in 2008 to $100.6 million in 2009.

Interest expense decreased $694,000 to $2,456,000 for the quarter ended September 30, 2009.  The main component of the decrease in interest expense was a $418,000 decrease in interest paid on certificates of deposit and is primarily the result of a decrease in the average rate paid on such accounts from 3.83% for the quarter ended September 30, 2008 to 2.98% for the same quarter in 2009 and is the result of declines in the general level of interest rates.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

The following presents, for the three month periods ended September 30, 2009 and 2008, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Three Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase
	2009	2008	2009	2008	2009	2008	(Decrease)
Assets
Loans, including fee income	$393,374	$385,974	6.31%	7.13%	$6,259	$6,915	$(656)
Taxable securities	100,587	112,558	4.18%	4.73%	1,061	1,339	(278)
Nontaxable securities	22,649	23,480	3.66%	3.90%	209	230	(21)
Federal funds sold	3,470	9,957	0.11%	0.80%	1	20	(19)
Interest bearing deposits in banks	23,664	15,141	2.70%	4.07%	161	155	6
Total earning assets	543,744	547,110	5.61%	6.30%	7,691	8,659	(968)
Cash and due from banks	35,540	15,031
Allowance for loan losses	(7,974)	(5,781)
Other assets	61,237	62,159
Total	$632,547	$618,519

Liabilities and Equity
Interest bearing demand (2)	$157,211	$149,593	0.75%	1.39%	$297	$524	$(227)
Savings	44,904	44,141	0.48%	0.70%	54	78	(24)
Certificates of deposit	267,208	252,144	2.98%	3.83%	2,008	2,426	(418)
Total interest bearing deposits	469,323	445,878	1.99%	2.70%	2,359	3,028	(669)
Borrowed funds	8,447	11,124	4.56%	4.36%	97	122	(25)
Total interest bearing liabilities	477,770	457,002	2.04%	2.74%	2,456	3,150	(694)
Noninterest bearing demand deposits	75,225	78,477
Other liabilities	9,978	10,170
Redeemable common stock held by ESOP	481	712
Shareholders' equity	69,093	72,158
Total	$632,547	$618,519
Net interest income					$5,235	$5,509	$(274)
Net interest yield on earning assets			3.82%	4.01%
Net interest spread			3.57%	3.56%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts

The following presents, for the nine month periods ended September 30, 2009 and 2008, the main components of interest earning assets and interest bearing liabilities and related interest income and expense and effective yields and cost of funds.

Index

Average Consolidated Balance Sheets and Net Interest Income Analysis
For the Nine Month Periods Ended September 30,
(Dollars in thousands)

	Average Balances (1)		Yields / Rates		Income / Expense		Increase
	2009	2008	2009	2008	2009	2008	(Decrease)
Assets
Loans, including fee income	$394,463	$383,165	6.45%	7.35%	$19,030	$21,088	$(2,058)
Taxable securities	100,369	113,039	4.32%	4.82%	3,246	4,081	(835)
Nontaxable securities	22,735	23,475	3.77%	3.91%	641	688	(47)
Federal funds sold	3,771	12,155	0.21%	2.59%	6	236	(230)
Interest bearing deposits in banks	22,402	14,398	2.72%	3.76%	455	405	50
Total earning assets	543,740	546,232	5.75%	6.48%	23,378	26,498	(3,120)
Cash and due from banks	33,827	15,010
Allowance for loan losses	(7,851)	(5,575)
Other assets	60,570	61,876
Total	$630,286	$617,543

Liabilities and Equity
Interest bearing demand (2)	$156,441	$149,032	0.82%	1.49%	$964	$1,657	$(693)
Savings	44,721	44,064	0.50%	0.72%	168	237	(69)
Certificates of deposit	267,237	252,601	3.19%	4.21%	6,380	7,966	(1,586)
Total interest bearing deposits	468,399	445,697	2.14%	2.96%	7,512	9,860	(2,348)
Borrowed funds	8,612	10,093	3.51%	4.37%	226	330	(104)
Total interest bearing liabilities	477,011	455,790	2.17%	2.99%	7,738	10,190	(2,452)
Noninterest bearing demand deposits	75,394	78,516
Other liabilities	10,008	10,247
Redeemable common stock held by ESOP	480	782
Shareholders' equity	67,393	72,208
Total	$630,286	$617,543
Net interest income					$15,640	$16,308	$(668)
Net interest yield on earning assets			3.85%	3.99%
Net interest spread			3.58%	3.49%

(1)  Daily averages.  Loans includes nonaccrual loans.
(2)  Includes money market accounts

Net interest income for the nine months ended September 30, 2009 decreased $668,000 or 4.1% over the same period in 2008.  This decline is the result of a $422,000 reduction attributable to changes in interest rates and a $246,000 reduction attributable to increases in the average balances of interest earning assets and interest bearing liabilities.  The average Federal Reserve discount rate for the period ending September 30, 2009 was approximately 227 basis points lower than the same period in 2008.  The resulting reductions in the general level of interest rates have contributed to a reduction in the average yield on earning assets from 6.48% during the nine month period ending September 30, 2008 to 5.75% in the same period in 2009.  The average cost of funds declined from 2.99% in 2008 to 2.17% in 2009.  The net interest margin for the current year period declined 14 basis points from 2008, decreasing from 3.99% in 2008 to 3.85% in 2009.  The net interest spread increased from 3.49% in 2008 to 3.58% in 2009.   Total interest income decreased $3,120,000 to $23,378,000 for the nine month period ended September 30, 2009.  Interest income earned on loans decreased $2,058,000 composed of a $2,663,000 reduction in interest income due to the reduction in the average yield of the loan portfolio from 7.35% to 6.45%, offset by a $605,000 increase that relates to a $11.3 million growth in the average balance of loans.  The reduction in the average yield on loans results from a significant portion of the loan portfolio having variable interest rates that are tied to the prime rate.   Interest income on taxable securities decreased $835,000, of which $401,000 was caused by a reduction in the average yield from 4.82% in 2008 to 4.32% in 2009 and $434,000 was caused by a reduction in the average balance from $113.0 million in 2008 to $100.4 million in 2009. The increase in nonperforming assets in 2009 has also decreased the net interest margin.

Interest expense decreased $2,452,000 to $7,738,000 for the nine month period ended September 30, 2009.  The main component of the decrease in interest expense was a $1,586,000 decrease in interest paid on certificates of deposit and is primarily the result of a decrease in the average rate paid on such accounts from 4.21% for the period ended September 30, 2008 to 3.19% for the same period in 2009 and is the result of declines in the general level of interest rates.  The average rate on certificates of deposits typically lags the changes in the discount rate due to the longer term of the accounts and to competition from other banks for such funds.

Index

Other Income. Total other income for the three-month period ended September 30, 2009 amounted to $1,784,000 compared to $1,170,000 for the same period in 2008, an increase of $614,000.  For the nine-month period, other income was $5,202,000 in 2009 compared to $4,932,000 in 2008, an increase of $270,000 or 5.5%.

The primary cause of the increase in income relates to a charge of $600,000 recorded in the previous year for a loss on investment securities.  For the current year to date period, losses on securities totaled $197,000.  Of the losses in 2009, $216,000 relate to losses realized on common and preferred stocks, including a $66,000 loss on our common stock investment in Silverton Bank, N.A.  For tax purposes, these are capital losses for which the Company is not able to obtain a tax benefit.

Service charges (including NSF and overdraft charges) on deposit accounts decreased $87,000 or 8.5% for the three month period and $366,000 or 12.3% for the nine month period.  For the three month period, these fees were 1.61% of interest-bearing and non-interest bearing checking accounts in 2009 compared to 1.80% in 2008.  NSF fees account for $77,000 of the $87,000 reduction, declining from $889,000 in 2008 to $812,000 in 2009.  For the nine month period, these fees were 1.51% of interest-bearing and non-interest bearing checking accounts in 2009 compared to 1.75% in 2008.  Of the $366,000 decline in fees for the nine month fees, reductions in NSF fees accounted for $312,000, reducing from $2,541,000 in 2008 to $2,229,000 in 2009.  In general, the decline in these fees is believed to be the result of the current economic recession in which consumers have generally reduced their spending levels and maintain higher balances in their checking accounts, thus avoiding service charges and NSF fees.

For the three months ended September 30, 2009, gain on sale of loans was $77,000 compared to $31,000 in 2008 due to increased volume of loans sold as a result of increased refinancing activity caused by declines in interest rates.  The gain on sale of loans for the nine month periods ended September 30, 2009 and 2008 were $522,000 and $251,000, respectively.  Included in the gain on sale of loans are the recognition of mortgage servicing rights of $31,000 and $17,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $227,000 and $121,000 for the nine month periods ended September 30, 2009 and 2008, respectively.   The following presents the activity in the Company’s mortgage servicing rights in 2009 and 2008:

	Three Months		Nine Months
(dollars in thousands)	2009	2008	2009	2008

Beginning balance	$601	$556	$525	$510
Servicing rights recognized	31	17	227	121
Amortization expense	(51)	(34)	(171)	(92)
Ending balance	$581	$539	$581	$539

Other Expenses.  Other expenses for the three-month period ended September 30, 2009 amounted to $12,519,000.  Excluding the $6,397,000 goodwill impairment charge, other expenses were increased $734,000 over the same period in 2008.  For the nine month period, excluding the goodwill impairment charge, other expenses increased $1,870,000 over the same period in 2008.

The largest component of other expenses is salaries and employee benefits, which decreased $200,000, or 6.8% for the three month period and increased $105,000 or 1.2% for the nine month period.  During 2009, the Company has instituted measures to reduce its costs, including eliminating incentives and bonuses, reducing retirement expenses, and increasing its cost cutting measures, and combining job duties when possible as employees resign.  For the nine month period, the primary component of the increase in cost was a $400,000 accrual in the first quarter for the cost of the termination of Bank of Chickamauga’s Defined Benefit Plan, which occurred in the second quarter.  The compensation cost that was charged against income for our stock option plans was $2,000 and $26,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $52,000 and $78,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2009 is $131,000 which will be recognized over the weighted average period of approximately 1.40 years.

For the three month period ended September 30, 2009, amortization of intangibles decreased $35,000.  Amortization of core deposit intangibles decreased by $52,000 as impairment charges recorded against these assets at December 31, 2008 reduced required future amortization.  Amortization expense for mortgage servicing rights for the quarter increased $17,000.  For the nine month period ended September 30, 2009, amortization of intangibles decreased $75,000.  Amortization of core deposit intangibles decreased by $154,000 while amortization expense for mortgage servicing rights increased $79,000.  Equipment and occupancy expenses increased $5,000 for the three month period and $58,000 for the nine month period.  The increase for the nine month period relates to a $72,000 increase in depreciation expense over 2008.  FDIC premiums increased $172,000 for the three month period and $844,000 for the nine month period due to increases in premiums assessed by the FDIC, including $284,000 accrued in the second quarter for the FDIC’s Special Assessment.  Professional fees increased $159,000 for the three month period and  $283,000 for the nine months primarily because of increased collection costs of nonperforming assets, costs associated with the special proxy statement and goodwill assessment costs.  Loss on sale of real estate increased $364,000 for the three month period and $420,000 for the nine month period.   The increase primarily relates to a $212,000 loss on the sale of a tract of land sold in the third quarter and a $150,000 writedown of the carrying value of an office building previously foreclosed.

Index

Income Taxes.  The Company recorded an income tax benefit totaling $(175,000) and (22,000) for the three-month periods ending September 30, 2009 and 2008, respectively.  The effective tax rate for the periods was (2.75)% and (4.85)%, respectively.   For the nine month period, the Company recorded an income tax benefit totaling $(395,000) and income tax expense of $663,000, respectively, resulting in effective tax rates for the periods of  (6.25)% and 21.1%, respectively.  Tax-exempt interest income, income on bank-owned life insurance and the impairment charge on goodwill are the primary reasons that the Company’s effective tax rates differ from the statutory tax rate of 34%.

Liquidity and Capital Resources

Liquidity is our ability to meet deposit withdrawals immediately while also providing for the credit needs of our customers.  We monitor our liquidity resources on an ongoing basis. State and Federal regulatory authorities also monitor our liquidity on a periodic basis. As of September 30, 2009, we believe our liquidity, as determined under guidelines established by regulatory authorities and internal policies, was satisfactory.

The Company, if needed, has the ability to cash out certificates with asset cash flow under normal circumstances. In the event that abnormal circumstances arise, the Banks have federal funds lines of credit in place totaling $5.1 million. In addition, if needed for both short-term and longer-term funding needs, the Banks have available lines of credit with the Federal Home Loan Bank of Atlanta on which $44.8 million was available at September 30, 2009.

At September 30, 2009, our capital ratios met regulatory minimum capital requirements for “well-capitalized” categorization. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Tier 1 Leverage	Tier 1 Risk- Based	Total Risk- Based

Minimum required	4.00%	4.00%	8.00%
Minimum required to be well capitalized	5.00%	6.00%	10.00%
Actual ratios at September 30, 2009
Consolidated	10.83%	16.23%	17.49%
Bank of Upson	9.57%	13.47%	14.73%
The First National Bank of Polk County	11.21%	17.22%	18.48%
Peachtree Bank	8.67%	13.44%	14.69%
Bank of Chickamauga	8.83%	17.77%	19.03%

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

On October 14, 2008, Secretary Paulson announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrant preferred having an aggregate redemption value equal to 5% of the preferred investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.    Institutions that receive Treasury approval to participate in the CPP have 30 days to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the Treasury. On April 21, 2009, the Company was notified by the U.S. Treasury that it had been approved to participate in the program, and the Company elected to participate in the CPP in July 2009.  On July 17, 2009 the Company issued and sold to the Treasury (i) 12,900 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (Preferred Stock Series A) and (ii) a Warrant to purchase 645 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (Preferred Stock Series B) at an initial price of $0.01 per share (the “Warrant”), all for an aggregate purchase price of $12,900,000 in cash. The Warrant was exercised by the Treasury immediately on July 31, 2009 pursuant to a cashless exercise, and 645 shares of Preferred Stock Series B were issued to the Treasury and the Warrant was cancelled.

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

At September 30, 2009, the Company had $5,972,000 outstanding on its line of credit with Silverton Bridge Bank, N.A. (formerly The Bankers Bank and Silverton Bank N.A.).  On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank. The FDIC was appointed as Receiver for Silverton Bank, and Silverton Bridge Bank, N.A. was formed to take over the operations of Silverton Bank. The stock of our subsidiary banks is pledged as collateral for this loan.  The terms of the line of credit contain certain restrictive covenants including, among others, a requirement of each subsidiary bank to maintain certain minimum capital levels as well as maximum ratios related to the levels of nonperforming assets, to be measured quarterly.  At the inception of the loan, the restriction relative to maximum levels of nonperforming assets required that these assets not exceed 1% of each subsidiary’s total assets.  The Company was in violation of this covenant for the second and third quarters of 2008 for which it received waivers from the lender.  The Company and the lender agreed to amend the covenants such that each subsidiary’s nonperforming assets may not exceed 5% of total assets as of December 31, 2008 and for each quarter of 2009.  Thereafter, this ratio would reduce by 1% during each quarter in 2010 so that the maximum ratio returns to 1% of total assets by December 31, 2010.

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

FDIC Special Assessment

The FDIC imposed an emergency special assessment on insured depository institutions as of June 30, 2009. The FDIC collected this assessment on September 30, 2009. For the Company, the special assessment was 5 basis points of the Bank's total assets less its Tier 1 capital. The Company accrued $284,000 for this special assessment as of June 30, 2009. The FDIC may impose an additional emergency special assessment in the future of up to 5 basis points if necessary to maintain public confidence in federal deposit insurance.  In November 2009, the FDIC approved a rule that, in lieu of a further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $2.8 million in risk-based assessments.

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The table below contains a summary of our contractual obligations and commitments as of September 30, 2009.

Index

Commitments and Contractual Obligations
(Dollars in thousands)

	Less than one year	1-3 years	3-5 years	Thereafter	Total

Contractual obligations
Deposits having no stated maturity	$281,894	$-	$-	$-	$281,894
Certificates of Deposit	198,170	38,841	20,549	-	257,560
Long-term borrowed funds	1,489	2,353	4,006	-	7,848
Deferred compensation	43	289	588	4,505	5,425
Leases	77	159	165	274	675

Total contractual obligations	$481,673	$41,642	$25,308	$4,779	$553,402

Commitments
Commitments to extend credit	$24,006	$-	$-	$-	$24,006
Credit card commitments	5,803	-	-	-	5,803
Commercial standby letters of credit	803	-	-	-	803

Total commitments	$30,612	$-	$-	$-	$30,612

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

SouthCrest Financial Group, Inc.
(Registrant)

DATE: November 16, 2009	BY:	/s/ Larry T. Kuglar
Larry T. Kuglar.
President and Chief Executive Officer

DATE: November 16, 2009	BY:	/s/ Douglas J. Hertha
Douglas J. Hertha
Senior Vice President, Chief Financial Officer